Form 10-Q
period 2006-06-30
Frontier Airlines Holdings, Inc.
filed 2006-08-01
CIK 1351548

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51890

FRONTIER AIRLINES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number including area code: (720) 374-4200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___   Accelerated filer    X     Non-accelerated filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No   X

The number of shares of the Company’s Common Stock outstanding as of July 21, 2006 was 36,592,705.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$276,466,043	$272,839,478
Restricted investments	53,617,511	35,297,275
Receivables, net of allowance for doubtful accounts of $1,086,000
and $1,261,000 at June 30, 2006 and March 31, 2006, respectively	44,042,064	41,691,321
Prepaid expenses and other assets	23,833,952	23,182,351
Inventories, net of allowance of $422,000 and $378,000
at June 30, 2006 and March 31, 2006, respectively	6,278,034	6,623,721
Assets held for sale	3,268,890	3,543,035
Deferred tax asset	8,075,877	7,780,161
Total current assets	415,582,371	390,957,342
Property and equipment, net (note 4)	512,302,507	510,428,061
Security and other deposits	21,874,920	19,597,270
Aircraft pre-delivery payments	40,737,138	40,449,142
Restricted investments	-	480,726
Deferred loan fees and other assets	7,949,840	8,519,397
	$998,446,776	$970,431,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,876,078	$44,954,842
Air traffic liability	176,811,379	153,662,726
Other accrued expenses (note 6)	66,202,465	67,683,431
Current portion of long-term debt	22,603,535	22,273,893
Deferred revenue and other current liabilities (note 5)	14,461,668	12,436,615
Total current liabilities	324,955,125	301,011,507
Long-term debt	307,399,527	313,481,757
Convertible debt	92,000,000	92,000,000
Deferred tax liability	16,799,367	12,732,807
Deferred revenue and other liabilities (note 5)	23,641,232	22,430,276
Total liabilities	764,795,251	741,656,347

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Common stock, no par value, stated value of $.001 per share, authorized
100,000,000 shares; 36,592,705 and 36,589,705 shares issued and
outstanding at June 30, 2006 and March 31, 2006, respectively	36,593	36,590
Additional paid-in capital	193,146,825	192,935,951
Unearned ESOP shares	(1,396,000)	(2,094,000)
Accumulated other comprehensive income, net of tax (note 7)	160,410	150,620
Retained earnings	41,703,697	37,746,430
	233,651,525	228,775,591
	$998,446,776	$970,431,938

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	June 30,	June 30,
	2006	2005
Revenues:
Passenger - mainline	$268,364,527	$208,067,483
Passenger- regional partner	27,328,542	22,954,030
Cargo	1,618,709	1,218,934
Other	4,751,477	4,169,614

Total revenues	302,063,255	236,410,061

Operating expenses:
Flight operations	39,835,654	34,793,709
Aircraft fuel	90,414,585	59,829,548
Aircraft lease	25,882,272	23,108,954
Aircraft and traffic servicing	37,988,089	31,753,244
Maintenance	20,595,735	20,010,658
Promotion and sales	26,676,864	21,871,913
General and administrative	13,294,228	12,251,067
Operating expenses - regional partner	29,482,528	24,117,887
Aircraft lease and facility exit costs	(14,241)	3,311,888
(Gains) losses on sales of assets, net	(306,646)	(88,038)
Depreciation	7,532,140	6,672,077
	291,381,208	237,632,907
Total operating expenses

Operating income (loss)	10,682,047	(1,222,846)

Nonoperating income (expense):
Interest income	3,953,658	1,364,398
Interest expense	(6,832,554)	(4,118,118)
Other, net	44,786	(102,639)

Total nonoperating expense, net	(2,834,110)	(2,856,359)

Income (loss) before income tax expense (benefit)	7,847,937	(4,079,205)

Income tax expense (benefit)	3,890,670	(1,345,457)

Net income (loss)	$3,957,267	$(2,733,748)

Earnings (loss) per share:
Basic	$0.11	$(0.08)
Diluted	$0.10	$(0.08)

Weighted average shares of
common stock outstanding:
Basic	36,590,002	36,027,655
Diluted	46,046,558	36,027,655

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,957,267	$(2,733,748)
Adjustments to reconcile net income (loss) to net cash
and cash equivalents provided by operating activities:
Compensation expense under long-term incentive plans and
employee ownership plans	901,878	791,457
Depreciation and amortization	7,884,800	6,875,569
Provision recorded on inventories	44,374	-
Deferred tax expense	3,764,877	(1,337,216)
Mark to market derivative losses	184,789	1,006,779
(Gains) losses on disposal of equipment and other assets, net	(240,167)	(1,893)
Changes in operating assets and liabilities:
Restricted investments	(17,089,510)	(2,687,410)
Receivables	(2,350,743)	(5,961,510)
Security and other deposits	(101,513)	(60,768)
Prepaid expenses and other assets	(651,601)	(4,839,440)
Inventories	301,313	(1,473,164)
Other assets	181,355	231,229
Accounts payable	(78,764)	5,935,582
Air traffic liability	23,148,653	24,634,016
Other accrued expenses	(1,480,966)	817,089
Deferred revenue and other liabilities	2,623,395	2,235,317
Net cash provided by operating activities	20,999,437	23,431,889

Cash flows from investing activities:
Decrease in short-term investments	-	3,000,000
Aircraft lease and purchase deposits made	(11,325,689)	(7,325,932)
Aircraft lease and purchase deposits returned and applied	8,861,556	9,241,086
Decrease in restricted investments	-	420,000
Proceeds from the sale of property and equipment and assets held for sale	36,493,193	431,035
Capital expenditures	(44,851,343)	(42,408,666)
Net cash used in investing activities	(10,822,283)	(36,642,477)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	6,999	844,360
Payment to bank for compensating balances	(750,000)	-
Payment on short-term borrowings	-	(5,000,000)
Proceeds from long-term borrowings	-	24,900,000
Principal payments on long-term borrowings	(5,752,588)	(4,756,754)
Payment of financing fees	(55,000)	(287,405)
Net cash provided (used) by financing activities	(6,550,589)	15,700,201

Net increase in cash and cash equivalents	3,626,565	2,489,613

Cash and cash equivalents, beginning of period	272,839,478	171,794,772

Cash and cash equivalents, end of period	$276,466,043	$174,284,385

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Notes to Consolidated Financial Statements
June 30, 2006

1.        Basis of Presentation

The accompanying unaudited financial statements of Frontier Airlines Holdings, Inc., a Delaware corporation (“Frontier Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Annual Report of Frontier Airlines, Inc., (“Frontier”) on Form 10-K for the year ended March 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Company operates in one business segment that provides transportation to passengers and cargo and includes mainline operations and a regional partner.

Financial results for the Company and airlines in general, are seasonal in nature. More recently, results for Frontier’s first and second fiscal quarters have exceeded its third and fourth fiscal quarters. Results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

Reorganization

On April 3, 2006, Frontier completed its reorganization (the “Reorganization”) into a Delaware holding company structure, whereby Frontier became a wholly owned subsidiary of Frontier Holdings, Inc. In connection with the Reorganization, each share of common stock of Frontier (“Frontier Common Stock”) was exchanged for one share of common stock of Frontier Holdings (“Frontier Holdings Common Stock”), resulting in each shareholder of Frontier as of the close of business on March 31, 2006 becoming a stockholder of Frontier Holdings as of the opening of business on April 3, 2006. At this time, Frontier is the only subsidiary of Holdings, and the financial performance of Frontier Holdings is represented completely by the financial performance of Frontier.

Frontier Holdings assumed all of the outstanding options and awards under Frontier’s 2004 Equity Incentive Plan effective upon the closing of the Reorganization. Each outstanding option and other award assumed by Frontier Holdings is exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Reorganization, except that all such options and awards now entitle the holder thereof to purchase Frontier Holdings Common Stock in accordance with the terms of such plan or agreement as in effect on the date of issuance. The number of shares of Frontier Holdings Common Stock issuable upon the exercise or issuance of such an option or award after the completion of the Reorganization equals the number of shares of Frontier Common Stock subject to the option or award prior to the completion of the Reorganization.

Also in connection with the Reorganization, Frontier’s Employee Stock Ownership Plan was amended to provide that future awards under the plan will be made in shares of Frontier Holdings Common Stock.

2.        Recently Issued Accounting Standards

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Correction, replacing APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that the correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on our consolidated financial statements. The Company will continue to apply the requirements of SFAS 154 to any future accounting changes and error corrections.

In March 2006, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents company sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

Share-Based Payment

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, (“SFAS 123(R)”), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to both (1) unvested awards under our 2004 Equity Incentive Plan outstanding as of March 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) any new share-based awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company’s options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method.

The Company has recorded $204,000 of stock-based compensation expense, net of estimated forfeitures, during the three months ended June 30, 2006 as a result of its adoption of SFAS 123(R). See Note 3 for information on the assumptions the Company used to calculate the fair value of stock-based compensation. Unrecognized non-cash stock compensation expense related to unvested options and awards outstanding as of March 31, 2006 was approximately $3,954,000, and will be recorded over the remaining vesting periods of one to five years.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three months ended June 30, 2006, the Company did not record any excess tax benefit generated from option exercises.

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the Company’s common stock on the grant date. The accounting for stock-based compensation for restricted stock units did not change with the adoption of SFAS 123 (R). Prior to the Company’s adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, the Company provided pro forma net income (loss) and earnings (loss) per common share for each period as if the Company had applied the fair value method to measure stock-based compensation expense.

The table below summarizes the impact on the Company’s results of operations for the three months ended June 30, 2006 of outstanding stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) issued under our 2004 Equity Incentive Plan recognized under the provisions of SFAS 123(R):

Three months ended June 30, 2005

Stock-based compensation expense:

Stock options and SARs	$167,300
RSUs	36,700
Income tax benefit	(50,100)
Net decrease to net income	$153,900

Decrease to income per share:
Basic	$(0.00)
Diluted	$(0.00)

The following table illustrates the effect on the net loss and loss per common share for the three months ended June 30, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

Three months ended June 30, 2005

Net loss, as reported	$(2,733,748)
Add: stock-based compensation expense included
in reported net loss, net of tax	23,268
Less: total compensation expense determined
under fair value method for all awards, net of tax	(204,424)
Pro forma net loss	$(2,914,904)

Loss per share, basic and diluted:
As reported	$(0.08)
Pro forma	$(0.08)

3.        Stock-Based Compensation

On September 9, 2004, the shareholders of Frontier approved the Frontier Airlines, Inc. 2004 Equity Incentive Plan (the “2004 Plan”). Frontier Holdings assumed all of the outstanding options and awards under the 2004 Plan effective upon the closing of the Reorganization. The 2004 Plan, which includes stock options issued since 1994 under a previous plan, allows the Compensation Committee to grant stock options, SARs, RSUs, any or all of which may be made contingent upon the achievement of performance criteria. Eligible participants include all full-time director and officer level employees of the Company, and such other employees as may be identified by the Compensation Committee from time to time where legally eligible to participate, and non-employee directors. Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award. The plan expires September 12, 2009. The 2004 Plan allows up to a maximum 2,500,000 shares for option grants and 500,000 shares for RSUs, subject to adjustment only to reflect stock splits and similar events. With certain exceptions, stock options and SARs issued under this plan generally vest over a five-year period from the date of grant and expire in ten years from the grant date. As of June 30, 2006, the Company had 1,762,000 shares available for future grants.

SFAS 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to April 1, 2006.

Stock Options and SARs

The Company utilizes a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique the Company previously used for pro forma disclosures under SFAS 123.  The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The Company estimates the expected term of options granted using its historical exercise patterns, which the Company believes are representative of future exercise behavior. The Company estimates volatility of its common stock using its historical closing prices of its common stock using the period equal to the expected term of the options, which the Company believes is representative of the future behavior of the common stock. The Company’s risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company has never paid any cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero. Stock options and SARs are classified as equity awards.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for stock option and SAR grants issued during the three months ended June 30, 2006 and 2005:

	Three months ended June 30,
	2006	2005
Assumptions:
Risk-free interest rate	4.85%	4.05%
Dividend yield	0%	0%
Volatility	70.82%	74.4%
Expected life (years)	5	5

The per share weighted-average grant-date fair value of SARs granted during the first quarter of fiscal year 2007 was $7.42 using the above weighted-average assumptions.

A summary of the stock option and SARs activity and related information for the three months ended June 30, 2006 is as follows:

		Weighted-
	Options	Average
	and	Exercise
	SARs	Price
Outstanding- March 31, 2006	2,564,787	$11.07
Granted	176,629	$7.42
Exercised	(3,000)	$2.33
Surrendered	(35,000)	$13.70
Outstanding- June 30, 2006	2,703,416	$10.81

Exercisable at end of period	2,160,844	$11.45

Exercise prices for options and SARs outstanding under the 2004 Plan as of June 30, 2006 ranged from $2.13 per share to $24.17 per share. The weighted-average remaining contractual life of these equity awards is 5.8 years. The aggregate intrinsic value of vested options and SARs was $1,172,000 as of June 30, 2006. A summary of the outstanding and exercisable options and SARs at June 30, 2006, segregated by exercise price ranges, is as follows:

Exercise Price Range	Options and SARs Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Exercisable Options and SARs	Weighted- Average Exercise Price

$2.13 - $5.42	503,250	$4.91	3.2	471,250	$4.91
$5.80 - $7.77	516,129	$7.17	7.6	179,500	$6.91
$8.00 - $10.45	557,170	$9.61	6.8	435,986	$9.49
$10.47 - $15.63	465,067	$12.63	5.0	412,308	$12.66
$15.72 - $17.93	490,000	$16.83	6.1	490,000	$16.83
$18.26 - $24.17	171,800	$20.85	5.4	171,800	$20.85
	2,703,416	$10.81	5.8	2,160,844	$11.45

Restricted Stock Units

SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service condition. The grant-date fair value of RSU awards are being expensed over the vesting period. RSUs are classified as equity awards.

As of June 30, 2006, the Company had outstanding RSUs with service conditions and vesting periods that range from three to five years. No RSUs were exercisable or vested as of June 30, 2006.

A summary of the activity for the three months ended June 30, 2006 for RSUs is as follows:

	RSUs
	Number of RSUs	Weighted Average Grant Date Market Value
Outstanding- March 31, 2006	75,604	$10.15
Granted	109,306	$7.40
Surrendered	(2,244)	$8.53
Outstanding- June 30, 2006	182,666	$8.52

4.        Property and Equipment, Net

As of June 30, 2006 and March 31, 2006, property and equipment consisted of the following:

	June 30,	March 31,
	2006	2006
Aircraft, spare aircraft parts, and improvements to
leased aircraft	$558,551,170	$555,573,781
Ground property, equipment and leasehold improvements	39,123,965	35,937,251
Computer software	8,274,656	6,584,568
Construction in progress	3,203,752	1,597,477
	609,153,543	599,693,077
Less accumulated depreciation	(96,851,036)	(89,265,016)

Property and equipment, net	$512,302,507	$510,428,061

5.        Deferred Revenue and Other Liabilities

At June 30, 2006 and March 31, 2006, deferred revenue and other liabilities consisted of the following:

	June 30,	March 31,
	2006	2006

Deferred revenue related to co-branded credit card	$17,472,925	$15,184,792
Deferred rent	20,041,017	19,092,803
Other	588,958	589,296
Total deferred revenue and other liabilities	38,102,900	34,866,891
Less current portion	(14,461,668)	(12,436,615)
	$23,641,232	$22,430,276

6.        Other Accrued Expenses

At June 30, 2006 and March 31, 2006, other accrued expenses consisted of the following:

	June 30, 2006	March 31, 2006

Accrued salaries and benefits	$33,470,199	$35,202,825
Federal excise and other passenger taxes payable	24,237,958	23,715,483
Property tax payable and income taxes payable	4,236,858	2,529,165
Other	4,257,450	6,235,958
	$66,202,465	$67,683,431

7.        Comprehensive Income (Loss)

A summary of the comprehensive income (loss) at June 30, 2006 and 2005 is as follows:

	June 30,	June 30,
	2006	2005

Net income (loss)	$3,957,267	$(2,733,748)
Other comprehensive income:
Unrealized gain (loss) on derivative
instrument, net of tax	9,790	(61,436)
Total comprehensive income (loss)	$3,967,057	$(2,795,184)

8.        Retirement Health Plan

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65. The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

Net periodic benefit cost for the three months ended June 30, 2006 and 2005 include the following components:

	June 30,	June 30,
	2006	2005

Service cost	$248,021	$238,479
Interest cost	79,373	67,821
Net actuarial loss (gain)	2,866	15,171
Net periodic benefit cost	$330,260	$321,471

9.        Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,
	2006	2005
Numerator:
Net income (loss) as reported	$3,957,267	$(2,733,748)
Interest on convertible notes, net of capitalized interest	497,473	-
Numerator for diluted earnings (loss) per share	$4,454,740	$(2,733,748)

Denominator:
Weighted average shares outstanding, basic	36,590,002	36,027,655
Effects of diluted securities:
Conversion of convertible notes	8,899,638
Employee stock awards	127,702	-
Warrants	429,216	-
Adjusted weighted average shares outstanding, diluted	46,046,558	36,027,655

Earnings (loss) per share, basic	$0.11	$(0.08)
Earnings (loss) per share, diluted	$0.10	$(0.08)

For the three months ending June 30, 2006, the weighted average options, SARS, RSUs and warrants outstanding of 2,278,000 were excluded from the calculation of diluted earnings per share because the exercise price of the options, SARs, RSUs and warrants was greater than the average market price of the common stock for the respective year. For the three months ending June 30, 2005, the weighted average options, SARS, RSUs, and warrants outstanding of 6,691,000 were excluded from the calculation of diluted earnings per share since the effect would have been anti-dilutive.

10.      Subsequent Event

In July 2006, the Company borrowed $26,200,000 for the purchase of one Airbus A319 aircraft. The aircraft loan has a term of 12 years and is payable in quarterly installments of $767,000 as of July 2006, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR plus a margin of 1.95% for an overall rate of 7.45% as of July 2006. At the end of the term, there is a balloon payment of $5,240,000. A security interest in the aircraft secures the loan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and their impact on oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexico markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel prices, and various risk factors to our business discussed elsewhere in this report. Forward-looking statements include the statements in “Outlook” below. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. Additional information regarding these and other factors may be contained in our SEC filings, including without limitation, our Form 10-K for the year ended March 31, 2006. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Our Business

On April 3, 2006, Frontier Airlines, Inc. (“Frontier”) completed its corporate reorganization (the “Reorganization”). As a result of the Reorganization, Frontier became a wholly-owned subsidiary of Frontier Airlines Holdings, Inc., a Delaware corporation (“Frontier Holdings”), and Frontier Holdings became the successor issuer to Frontier pursuant to Rule 12g-3 under the Exchange Act. In connection with the Reorganization, each outstanding share of common stock, no par value, of Frontier was exchanged for one share of common stock, $0.001 par value, of Frontier Holdings, resulting in each shareholder of Frontier as of the close of business on March 31, 2006 becoming a stockholder of Frontier Holdings as of the opening business on April 3, 2006. The common stock of Frontier Holdings is now the publicly traded stock of the company. At this time, Frontier is the only subsidiary of Frontier Holdings and the financial performance of Frontier Holdings is represented completely by the financial performance of Frontier. In this report, references to “us,” “we,” or the “company” refer to Frontier Holdings as represented by the operations and financial performance of Frontier.

Now in our 13th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. As of July 21, 2006, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our

Denver hub to 47 U.S. cities spanning the nation from coast to coast, seven cities in Mexico and Calgary in Alberta, Canada. During the year ended March 31, 2005, we began certain point-to-point routes to Mexico from non-hub cities. As of July 21, 2006, we provide jet service to Cancun, Mexico directly from five non-hub cities and service to Puerto Vallarta, Mexico from Kansas City, Missouri. Beginning on June 29, 2006, we began service between San Francisco and Los Angeles, California with five daily frequencies.

In July 2006 we received DOT authority to provide seasonal service from San Diego (“SAN”) to Cancun, Mexico (“CUN”) and to provide service from DIA to Guadalajara, Mexico (“GDL”). We intend to begin service between SAN and CUN with one weekly frequency commencing on December 16, 2006 and service between DIA and GDL with four weekly frequencies commencing on December 24, 2006. In June 2006, we received tentative U.S. Department of Transportation (“DOT”) authority to provide service from LAX to San Cabo Lucas (“SJD”) and we intend to begin service in the fall of 2006 with one daily frequency. We have also submitted applications to the DOT for authority to provide seasonal round-trip jet transportation between Kansas City and SJD once a week. If we are awarded these routes, all new service would begin in the fourth calendar quarter of 2006.

We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet in service to 54 jets as of July 21, 2006 (37 of which we lease and 17 of which we own), consisting of 47 Airbus A319s and seven Airbus A318s. In April 2005, we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft. During the quarters ended June 30, 2006 and 2005, we increased year-over-year capacity by 18.9% and 6.1%, respectively. During the quarters ended June 30, 2006 and 2005, we increased mainline passenger traffic by 24.2% and 17.6%, respectively, over the prior comparable periods, outpacing our increase in capacity during both periods. We intend to continue our growth strategy and to add frequency to new markets and existing markets that we believe are underserved.

In September 2003, we signed a 12-year agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft. We increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of June 1, 2004. We control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance. As of July 21, 2006, Frontier JetExpress provided service to Boise, Idaho; Billings, Montana; El Paso, Texas; Fresno, California; Little Rock, Arkansas; Oklahoma City, Oklahoma; Tucson, Arizona; Tulsa, Oklahoma; and Calgary, Alberta, Canada and supplements our mainline service to Albuquerque, New Mexico; Austin, Texas; Omaha, Nebraska, and San Jose, California. Our mainline operations will provide service to Spokane, Washington from May 2006 to mid-August 2006, at which time Spokane will return to Frontier JetExpress service.

We currently operate on 17 gates on Concourse A at DIA on a preferential basis. We use these 17 gates and share use of up to four common use regional jet parking positions to operate approximately 277 daily mainline flight departures and arrivals and 54 Frontier JetExpress daily system flight departures and arrivals.

Our filings with the Securities and Exchange Commission (the “SEC”) are available at no cost on our website, www.frontierairlines.com, in the Investor Relations folder contained in the section titled “About Frontier”. These reports include our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5, and any related amendments or other documents, and are made available as soon as reasonably practicable after we file the materials with the SEC.

Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249. Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1359.

Overview

We intend to continue our focused growth strategy while keeping our operating costs low. One of the key elements to keeping our costs low was the completion of the fleet transition from a Boeing fleet to an all Airbus fleet in April 2005. This strategy produces cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We also keep our operating costs low by operating only two types of Airbus aircraft with a single class of service. Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage.

As of July 21, 2006, we had remaining firm purchase commitments for 15 aircraft from Airbus (one Airbus 319 aircraft, four Airbus 318 aircraft and ten Airbus 320 aircraft), and we intend to take delivery of one additional leased A319 aircraft in February 2007. We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are underserved.

The airline industry is intensely competitive with record high aviation fuel costs. We expect competition will remain intense. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive. Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition coupled with the record high fuel costs has created financial hardship for some of our competitors that have been forced to reduce capacity and in some cases have sought bankruptcy protection.

Highlights from the Quarter

•	We took delivery of three new Airbus A319 aircraft.

•	We began Frontier JetExpress service to Calgary in Alberta, Canada, becoming the first American low cost carrier to serve Canada.

•	We began service between San Francisco and Los Angeles, California with five daily frequencies.

•
The City and County of Denver announced that it reached an agreement with United Airlines under which United Airlines will give up the six gates it leases on Concourse A over a period of the next 18 months. We expect to lease these gates on a preferential basis.

•	We unveiled “A Whole Different Website” with new features and functionality.

•	We renewed our title as the official and now exclusive airline sponsor of the Colorado Rockies, Denver’s major league baseball team, for an additional five years.

•	We received approval to allow passengers who need access to oxygen to utilize portable oxygen concentrators on all of our daily flights in the US and Mexico.

•	We entered into an exclusive three year agreement with Marriott International’s guest loyalty program, Marriott Rewards®, in conjunction with our EarlyReturns® frequent flyer program.

•	We received tentative DOT authority to provide service between LAX and SJD.

Quarter in Review

During the quarter ended June 30, 2006, we had net income of $3,957,000. This was driven by an increase in our passenger traffic above the increase in our capacity coupled with an increase in yield of 4.0% to produce an increase in our unit revenue of 8.6%. Fuel costs have risen sharply since January 2004 and may continue to increase. Our average fuel cost per gallon, including hedging activities, was $2.28 during the quarter ended June 30, 2006, compared to $1.78 during the quarter ended June 30, 2005, an increase of 28.2%. The average cost of fuel for the quarter ended June 30, 2005 includes a mark to market derivative loss of $1,007,000 or 3¢ per gallon.

Our mainline passenger yield per RPM was 11.69¢ and 11.24¢ for the quarters ended June 30, 2006 and 2005, respectively, an increase of 4.0%. Our mainline average fare was $102.22 for the quarter ended June 30, 2006 as compared to $102.06 for the quarter ended June 30, 2005, an increase of 0.2%. Our length of haul was 950 and 977 miles for the quarters ended June 30, 2006 and 2005, respectively, a decrease of 2.8%. Our mainline load factor was 81.9% for the quarter ended June 30, 2006 as compared to 78.4% for the quarter ended June 30, 2005, an increase of 3.5 points. Our mainline RASM for the quarter ended June 30, 2006 and 2005 was 9.57¢ and 8.82¢, respectively, an increase of 8.5%.

We have relatively low operating expenses excluding fuel because we operate only two similar types of aircraft in a single class of service with high utilization rates. Our mainline CASM for the quarters ended June 30, 2006 and 2005 was 9.39¢ and 9.10¢, respectively, an increase of 3.2%. The increase in CASM was largely due to an increase in fuel expense of 3.24¢ per ASM from 2.55¢ per ASM for the periods ending June 30, 2006 and 2005, respectively, an increase of 27.1%. Our mainline CASM excluding fuel for the quarter ended June 30, 2005 was 6.15¢ compared to 6.55¢ for the comparable period last year, a decrease of 6.1%. CASM excluding fuel decreased primarily due to a decrease of 0.11¢ per ASM in maintenance expenses primarily a result of the absence of expenses incurred in the 2005 quarter associated with the return costs of our retired Boeing fleet and the related 0.14¢ per ASM of aircraft lease and facility exit costs.

An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended June 30, 2006, our mainline break-even load factor was 78.8% compared to our achieved passenger load factor of 81.9%. Our mainline break-even load factor for the quarter ended June 30, 2005 was 79.5% compared to our achieved passenger load factor of 78.4%. Our mainline break-even load factor decreased from the prior comparable period as a result of an increase in our mainline RASM to 9.57¢ during the period ended June 30, 2006 from 8.82¢ during the period ended June 30, 2005, or 8.5%, partially offset by an increase in our mainline CASM of 3.2%.

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

Outlook

Although we have been recently able to raise capital and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic or yields required to reach profitable operations in new and existing markets. We expect our full-year available seat mile capacity for fiscal year 2007 to increase by approximately 16% to 18% over fiscal year 2006.  While the industry revenue environment remains extremely competitive, our passenger mainline RASM is expected to increase modestly by 6% to 10% in fiscal year 2007.  Our mainline CASM, excluding fuel, is expected to remain basically flat over fiscal 2006. Fuel costs have risen sharply in 2006 and may remain at these historically high levels or increase even further. Due to the unpredictability of the price of fuel and these historically high prices, we cannot predict if we will be profitable in this fiscal year. Our 2007 cost forecast includes the effects of additional stock-based compensation expense that we will incur from the implementation of SFAS No. 123(R), Share-Based Payment, which is effective starting our fiscal year commencing April 1, 2006, of approximately $900,000.

Results of Operations

We had net income of $3,957,000 or 10¢ per diluted share for the quarter ended June 30, 2006, as compared to a net loss of $2,734,000 or 8¢ per diluted share for the quarter ended June 30, 2005. Included in our net loss for the quarter ended June 30, 2005 were the following items before the effect of income taxes: a charge of $3,312,000 relating to three leased Boeing 737-300 aircraft we ceased using during the quarter and a mark to market derivative loss, which increased fuel expense by $1,007,000. These items, net of income taxes, increased our net loss by 8¢ per share.

The following table provides certain of our financial and operating data for the year ended March 31, 2006 and the quarters ended June 30, 2006 and 2005.

	Year Ended March 31,	Three Months Ended June 30,		%
	2006	2006	2005	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$878,681	$268,365	$208,067	29.0%
Revenue passengers carried (000s)	7,764	2,404	1,884	27.6%
Revenue passenger miles (RPMs) (000s) (2)	7,436,830	2,284,552	1,840,099	24.2%
Available seat miles (ASMs) (000s) (3)	9,885,599	2,789,113	2,345,897	18.9%
Passenger load factor (4)	75.2%	81.9%	78.4%	3.5 pts.
Break-even load factor (5)	75.8%	78.8%	79.5%	.7 pts.
Block hours (6)	202,300	57,018	47,379	20.3%
Departures	82,878	23,490	19,314	21.6%
Average seats per departure	129.4	129.5	129.2	0.2%
Average stage length	922	917	940	(2.5%)
Average length of haul	958	950	977	(2.8%)
Average daily block hour utilization (7)	11.5	12.2	11.5	6.1%
Passenger yield per RPM (cents) (8)	11.68	11.69	11.24	4.0%
Total yield per RPM (cents) (9), (10)	12.12	12.03	11.60	3.7%
Passenger yield per ASM (RASM) (cents) (11)	8.79	9.57	8.82	8.5%
Total yield per ASM (cents) (12)	9.12	9.85	9.10	8.2%
Cost per ASM (cents)	9.06	9.39	9.10	3.2%
Fuel expense per ASM (cents)	2.85	3.24	2.55	27.1%
Cost per ASM excluding fuel (cents) (13)	6.21	6.15	6.55	(6.1%)
Average fare (14)	$103.05	$102.22	$102.06	0.2%
Average aircraft in service	48.2	51.3	45.3	13.3%
Aircraft in service at end of period	50	53	48	10.4%
Average age of aircraft at end of period	2.6	2.7	1.9	42.1%
Average fuel cost per gallon (15)	$1.99	$2.28	$1.78	28.1%
Fuel gallons consumed (000’s)	141,474	39,722	33,691	17.9%

Selected Operating Data - Regional Partner:
Passenger revenue (000s) (1)	$92,826	$27,329	$22,954	19.1%
Revenue passengers carried (000s)	912	264	233	13.3%
Revenue passenger miles (RPMs) (000s) (2)	591,787	170,450	136,757	24.6%
Available seat miles (ASMs) (000s) (3)	821,244	214,881	188,685	13.9%
Passenger load factor (4)	72.1%	79.3%	72.5%	6.8 pts
Passenger yield per RPM (cents) (8)	15.69	16.03	16.78	(4.5%)
Passenger yield per ASM (RASM) (cents) (11)	11.30	12.72	12.17	4.5%
Cost per ASM (cents)	13.01	13.72	12.78	7.4%
Average fare	$101.78	$103.49	$98.57	5.0%
Aircraft in service at end of period	9	9	9	0.0%

	Year Ended March 31,	Three Months Ended June 30,
	2006	2006	2005	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$971,507	$295,694	$231,021	28.0%
Revenue passengers carried (000s)	8,676	2,668	2,117	26.0%
Revenue passenger miles (RPMs) (000s) (2)	8,028,617	2,455,002	1,976,856	24.2%
Available seat miles (ASMs) (000s) (3)	10,706,843	3,003,994	2,534,582	18.5%
Passenger load factor (4)	75.0%	81.7%	78.0%	3.7 pts.
Passenger yield per RPM (cents) (8)	11.98	11.99	11.63	3.1%
Total yield per RPM (cents) (9), (10)	12.38	12.30	11.96	2.8%
Passenger yield per ASM (cents) (11)	8.98	9.80	9.07	8.0%
Total yield per ASM (cents) (12)	9.29	10.06	9.33	7.8%
Cost per ASM (cents)	9.36	9.70	9.38	3.4%

(1)  “Passenger revenue” includes revenues for reduced rate stand-by passengers, charter revenues, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date. The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue.
(2)
“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. This represents the number of miles flown by revenue paying passengers.

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Year Ended March 31,	Three Months Ended June 30,
	2006	2006	2005
	(In thousands)
Net (income) loss	$13,971	$(3,957)	$2,734
Income tax (expense) benefit	6,497	(3,891)	1,345
Passenger revenue	878,681	268,365	208,067
Regional partner expense	(106,866)	(29,483)	(24,118)
Regional partner revenue	92,826	27,329	22,954
Charter revenue	(10,011)	(1,389)	(1,211)
Passenger revenue mainline (excluding charter and regional partner revenue) required to break-even	$875,098	$256,974	$209,771

	Year Ended March 31,	Three Months Ended June 30,
	2006	2006	2005
	(In thousands)
Calculation of mainline break-even load factor :

Passenger revenue - mainline (excluding charter)
required to break-even ($000s)	$875,098	$256,974	$209,771
Mainline yield per RPM (cents)	11.68	11.69	11.24

Mainline RPMs (000s) required to break-even
assuming constant yield per RPM	7,492,277	2,198,238	1,866,030
Mainline ASMs (000’s)	9,885,599	2,789,113	2,345,897
Mainline break-even load factor	75.8%	78.8%	79.5%

(6)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.
(7)  “Mainline average daily block hour utilization” represents the total block hours divided by the number of aircraft days in service, divided by the  weighted average of aircraft in our fleet during that period. The number of aircraft includes all aircraft on our operating certificate, which includes  scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service. This represents the amount of time that our aircraft spend in the air carrying passengers.
(8)  “Yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.
(9)  For purposes of these yield calculations, charter revenue is excluded from passenger revenue. These figures may be deemed non-GAAP financial  measures under regulations issued by the Securities and Exchange Commission. We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs. Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue. Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP. The calculation of passenger revenue excluding charter revenue is as follows:

	Year Ended March 31,	Three Months Ended June 30,
	2006	2006	2005
	(In thousands)
Passenger revenue - mainline, as reported	$878,681	$268,365	$208,067
Less: charter revenue	10,011	1,389	1,211
Passenger revenues - mainline excluding charter	868,670	266,976	206,856
Add: Passenger revenues - regional partner	92,826	27,329	22,954
Passenger revenues, system combined	$961,496	$294,305	$229,810

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(11)	“Yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
(13)   This may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission. We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses. Excluding fuel from the cost of mainline operations facilitates the comparison of results of operations between current and past periods and enables investors to forecast future trends in our operations. Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense. However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.
(14)    “Mainline average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenue  recognized for unused tickets that are greater than one year from issuance date.
(15)   “Average fuel cost per gallon” includes a mark to market derivative gain of $975,000, for the year ended March 31, 2006, and a mark to market derivative loss of $185,000 and $1,007,000 for the quarters ended June 30, 2006 and 2005, respectively.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the year ended March 31, 2006 and the quarters ended June 30, 2006 and 2005. Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Year Ended March 31,		Quarters Ended June 30,
	2006		2006		2005
		% Of		% Of		% Of
	Cost Per	Total	Cost Per	Total	Cost Per	Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	8.89	97.5%	9.62	97.7%	8.87	97.5%
Cargo	0.06	0.6%	0.06	0.6%	0.05	0.6%
Other	0.17	1.9%	0.17	1.7%	0.18	1.9%
Total revenues	9.12	100.0%	9.85	100.0%	9.10	100.0%

Operating expenses:
Flight operations	1.43	15.7%	1.43	14.5%	1.47	16.3%
Aircraft fuel expense	2.85	31.3%	3.24	32.9%	2.55	28.0%
Aircraft lease expense	0.95	10.4%	0.93	9.4%	1.00	10.8%
Aircraft and traffic servicing	1.40	15.4%	1.36	13.8%	1.36	14.8%
Maintenance	0.78	8.6%	0.74	7.5%	0.85	9.4%
Promotion and sales	0.84	9.1%	0.95	9.7%	0.93	10.3%
General and administrative	0.50	5.4%	0.47	4.8%	0.52	5.7%
Aircraft lease and facility exit
costs	0.03	0.4%	-	-	0.14	1.6%
(Gains) losses on sales of assets, net	(0.01)	(0.1)%	-	-	-	-
Depreciation	0.29	3.1%	0.27	2.7%	0.28	3.1%
Total operating expenses	9.06	99.3%	9.39	95.3%	9.10	100.0%

Mainline Revenues

Industry fare pricing behavior has a significant impact on our revenues. Because of the elasticity of passenger demand, we believe that increases in fares may at certain levels result in a decrease in passenger demand in many markets. Our experience in the new markets served by Southwest from Denver indicates that lower fares will stimulate some incremental traffic but not enough to offset the net unit cost reduction. We cannot predict future fare levels, which depend to a substantial degree on actions of competitors and the economy. When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share. In addition, certain markets we serve are destinations that cater to vacation or leisure travelers, resulting in seasonal fluctuations in passenger demand and revenues in these markets.

Passenger Revenues - Mainline. Mainline passenger revenues totaled $268,365,000 for the quarter ended June 30, 2006 compared to $208,067,000 for the quarter ended June 30, 2005, an increase of 29.0%. Mainline passenger revenues include revenues for reduced rate standby passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenues from ticket sales generated 91.6% of our mainline passenger revenues and increased $53,400,000 or 27.8% over the prior year. The increase in ticket sales resulted from an 18.9% increase in ASM’s, or $36,332,000, an increase of 3.5 points in load factor, or $10,116,000, and a 2.9% increase in our yields from ticket sales, or $6,953,000. The percentage of revenues generated from other sources and the percentage of mainline passenger revenues are as follows: Administrative fees were 2.4%; revenue recognized for tickets that were not used within one year from issuance were 3.0%, charter revenues were .5% and earnings from our co-branded credit card were 1.6%. These sources of revenue increased mainline passenger revenue by $6,897,000 as compared to prior year, or 43.7%, due to our 27.6% increase in passengers and the increased usage of our co-branded credit card.

Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $4,751,000 and $4,170,000 or 1.7% and 1.9% of total operating revenues excluding regional partner revenue for the quarters ended June 30, 2006 and 2005, respectively, an increase of 13.9%. The increase in other revenues was primarily due to increased revenue generated from ground handling contracts and increased revenues from excess baggage fees and pay-per-view movies.

Mainline Operating Expenses

Total mainline operating expenses were $261,898,000 and $237,633,000 for the quarters ended June 30, 2006 and 2005, respectively, and represented 95.3% and 100.5% of total mainline revenues, respectively. Mainline operating expenses decreased as a percentage of mainline revenue during the quarter ended June 30, 2006 largely a result of an 8.5% increase in our mainline RASM. This increase was significantly offset by an increase of 28.1% in our aircraft fuel cost per gallon for the quarter ended June 30, 2006 as compared to the prior comparable period.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits increased 8.4% to $58,908,000 compared to $54,335,000, and were 21.4% and 25.5% of total mainline revenue for the quarters ended June 30, 2006 and 2005, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of an increase in the number of employees to support our continued capacity growth, general wage increases, increases in heath insurance costs and increases in workers compensation insurance. Our employee count increased 10.6% from approximately 4,520 at June 30, 2005 to 5,000 at June 30, 2006, which is less than the 18.9% increase in mainline ASMs.

Flight Operations. Flight operations expenses increased 14.5% to $39,836,000 as compared to $34,794,000, and were 14.5% and 16.3% of total mainline revenue for the quarters ended June 30, 2006 and 2005, respectively. Flight operations expenses increased due to an increase in mainline block hours from 47,379 for the quarter ended June 30, 2005 to 57,018 for the quarter ended June 30, 2006, an increase of 20.3%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 14.0% to $22,733,000 compared to $19,938,000, and were 8.3% and 9.3% of passenger mainline revenue for the quarters ended June 30, 2006 and 2005, respectively. We employed approximately 1,558 pilots and flight attendants at June 30, 2006 as compared to 1,326 at June 30, 2005, an increase of 17.5%. We increased the number of pilots and flight attendants over the prior year to support the 20.3% increase in block hours and the 13.3% increase in the average aircraft in service. The increase in the number of crew personnel is greater than the increase in the average aircraft in service for crew members hired in advance to be trained for the July and August 2006 aircraft deliveries.

Aircraft insurance expenses totaled $2,712,000 (1.0% of total mainline revenue) and $2,696,000 (1.3% of total mainline revenue) for the quarters ended June 30, 2006 and 2005, respectively. Aircraft insurance expenses were .12¢ and .15¢ per RPM for the quarters ended June 30, 2006 and 2005, respectively. Our aircraft hull and liability coverage was renewed at reduced premium rates twice during the 12 months ended June 30, 2006. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current FAA war risk policy is in effect until August 31, 2006. We do not know whether the government will extend the coverage beyond August 2006, and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft fuel expense. Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $90,415,000 for 39,722,000 gallons used and $59,830,000 for 33,691,000 gallons used and resulted in an average fuel cost of $2.28 and $1.78 per gallon for the quarters ended June 30, 2006 and 2005, respectively, an increase of 28.1%. Aircraft fuel expenses, excluding mark to market derivative losses, were $2.27 and $1.75 per gallon for the quarters ended June 30, 2006 and 2005, respectively. Aircraft fuel expenses represented 32.9% and 28.0% of total mainline revenue for the quarters ended June 30, 2006 and 2005, respectively. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. Fuel consumption for the quarters ended June 30, 2006 and 2005 averaged 697 and 711 gallons per block hour, respectively, a decrease of 2.0%. Fuel consumption per block hour decreased during the quarter ended June 30, 2006 from the prior comparable period because we implemented several fuel conservation initiatives including limiting the use of the auxiliary power unit on the aircraft during take off and taxi from the gate.

Our aircraft fuel expenses for the quarter ended June 30, 2006 include a mark to market derivative loss of $185,000 recorded as an increase to fuel expense and cash settlements of $1,551,000 received from a counter-party recorded as a decrease in fuel expense. Our aircraft fuel expenses for the quarter ended June 30, 2005 include a mark to market derivative loss of $1,007,000 recorded as an increase to fuel expense and cash settlements of $2,130,000 received from a counter-party recorded as a decrease in fuel expense.

Aircraft and Engine Lease Expenses. Aircraft lease expenses totaled $25,882,000 (9.4% of total mainline revenue) and $23,109,000 (10.8% of total mainline revenue) for the quarters ended June 30, 2006 and 2005, respectively, or an increase of 12.0%. The increase in lease expense is due to an increase in the average number of leased aircraft from 31.3 to 35.4, or 13.1%, increases in lease rates for seven of our aircraft that have variable rents based on LIBOR and additional rent related to two spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $37,988,000 and $31,753,000, an increase of 19.6%, for the quarters ended June 30, 2006 and 2005, respectively, and represented 13.8% and 14.8% of total mainline revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. As of June 30, 2006, we served 47 mainline-only cities compared to 44 mainline-only cities as of June 30, 2005, or an increase of 6.8%. We did not add any mainline only cities during the quarter ended June 30, 2006. During the quarter ended June 30, 2006, our departures increased to 23,490 from 19,314, or an increase of 21.6%. Aircraft and traffic servicing expenses were $1,617 per departure for the quarter ended June 30, 2006 as compared to $1,644 per departure for the quarter ended June 30, 2005, or a decrease of 1.6%.

Maintenance. Maintenance expenses of $20,596,000 and $20,011,000 were 7.5% and 9.4% of total revenue for the quarters ended June 30, 2006 and 2005, respectively, and increased by 2.9% in the current period as compared to last year. Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance cost per block hour was $361 and $422 for the quarters ended June 30, 2006 and 2005, respectively, a decrease of 14.5%. During the quarter ended June 30, 2005, we had approximately $1,200,000 in costs associated with the cost of maintenance required to meet the return condition requirements of five Boeing aircraft during the quarter. As our aircraft age, they will require more maintenance and maintenance expenses per block hour will increase.

Promotion and Sales. Promotion and sales expenses totaled $26,677,000 and $21,872,000 and were 9.7% and 10.3% of total mainline revenue for the quarters ended June 30, 2006 and 2005, respectively, a quarter-over-quarter increase of 22.0%. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. These expenses are partially offset by marketing programs in which we receive proceeds from the sale of frequent flyer miles. Promotion and sales expenses increased as a result of variable expenses associated with the increase in the number of mainline passengers we carried of 27.6% over the prior comparable period. During the quarter ended June 30, 2006, promotion and sales expenses per mainline passenger decreased to $11.10 from $11.61 for the quarter ended June 30, 2005.

General and Administrative. General and administrative expenses for the quarters ended June 30, 2006 and 2005 totaled $13,294,000 and $12,251,000, respectively, and were 4.8% and 5.7% of total mainline revenue, respectively, an increase of 8.5%. General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments. General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses increased primarily due to the 10.6% year-over-year increase in the number of employees.

Depreciation. Depreciation expenses of $7,532,000 and $6,672,000 and were approximately 2.7% and 3.1% of total mainline revenue for the quarters ended June 30, 2006 and 2005, respectively, an increase of 12.9%. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. The increase in depreciation expense is primarily due to investments in rotable aircraft components, aircraft improvements and ground equipment to support the capacity growth of our company.

Nonoperating Income (Expense). Net nonoperating expense totaled and $2,834,000 and $2,856,000 for the quarters ended June 30, 2006 and 2005, respectively. These are comprised primarily of interest income and expense.

Interest income increased to $3,954,000 from $1,364,000 during the quarter ended June 30, 2006 from the prior comparable period as a result of an increase in short-term interest rates earned on investments and an increase in our cash position largely as a result of the net proceeds of $88,759,000 from our convertible notes offering in December 2005.

Interest expense increased to $6,833,000 for the quarter ended June 30, 2006 from $4,118,000 for the quarter ended June 30, 2005, an increase of 65.9%. The increase in interest expense was a result of an increase in the weighted average borrowing rate and additional debt of $92,000,000 from our convertible notes offering in December 2005. The effective rate on our convertible notes is 5.6% and resulted in an increase of $781,000 in interest expense, net of capitalized interest of $507,000 on aircraft pre-delivery payments. Debt related to aircraft increased from $313,761,000 as of June 30, 2005 to $330,003,000 as of June 30, 2006 with an increase in the average weighted interest rate from 5.27% to 6.99% as of June 30, 2005 and 2006, respectively.

Income Tax Benefit. We recorded an income tax benefit of $3,891,000 during the quarter ended June 30, 2006 at a 49.6% rate, compared to an income tax benefit of $1,345,000 during the quarter ended June 30, 2005 at a 33.0% rate. The effective tax rate for the quarter ended June 30, 2006 differs from the statutory rate due to the non-deductibility of certain items for tax purposes and the magnitude of these items to our operating results for the quarter.  The impact of these non-deductible items could result in our full year effective tax rate differing significantly from that of the first quarter rate.

Regional Partner

Regional partner revenues are derived from Frontier JetExpress operated by Horizon and do not include the incremental revenue from passengers connecting from regional flights to mainline flights, which are included in our mainline passenger revenue. Operating expenses include all direct costs associated with

Frontier JetExpress operated by Horizon plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreement with Horizon in which we reimburse these expenses plus a margin. Operating expenses also include other direct costs incurred for which we do not pay a margin.   These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenues - Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $27,329,000 for the quarter ended June 30, 2006 and $22,954,000 for the quarter ended June 30, 2005, a 19.1% increase. The increase in revenue is due to a 13.3% increase in passengers coupled with an increase in the average fare to $103.49 from $98.52, an increase of 5.0%.

Regional Partner Expense. Regional partner expense for the quarter ended June 30, 2006 and 2005 totaled $29,483,000 and $24,118,000, respectively, and was 107.9% and 111.3% of total regional partner revenues, respectively, an increase of 22.2%. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. The increase in expenses is primarily due to a 46.5% increase in fuel expense for the regional partner operations.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 17 additional Airbus aircraft that as of June 30, 2006 are scheduled for delivery through August 2010.

We had cash, cash equivalents and short-term investments of $276,466,000 and $272,839,000 at June 30, 2006 and March 31, 2006, respectively. At June 30, 2006, total current assets were $415,582,000 as compared to $324,955,000 of total current liabilities, resulting in working capital of $90,627,000. At March 31, 2006, total current assets were $390,957,000 as compared to $301,012,000 of total current liabilities, resulting in working capital of $89,946,000. The increase in our working capital from March 31, 2006 to June 30, 2006 is largely a result of increases in our air traffic liability and deferred revenue accounts offset by cash collateral requirements for the increase in our air traffic liability as our business grows.

Operating  activities. Cash provided by operating activities for the quarter ended June 30, 2006 was $20,999,437 as compared to $23,432,000 for the quarter ended June 30, 2005. The decrease in operating cash flows was primarily due to the increase in our collateral requirements that were funded with cash as we had exhausted our lines of credit to secure outstanding letters of credit.

Investing Activities. Cash used in investing activities for the quarter ended June 30, 2006 was $10,822,000. Capital expenditures were $44,851,000 for the quarter ended June 30, 2006 which included the purchase and subsequent leaseback of one Airbus A319 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. We received $36,493,000 primarily from the sale of the Airbus A319 aircraft and retired Boeing assets held for sale. Aircraft lease and purchase deposits made during the period were $11,326,000, which was offset by the return of pre-delivery payments totaling $8,862,000 applied against the purchase of an Airbus A319 aircraft and LiveTV equipment.

Cash used in investing activities for the quarter ended June 30, 2005 was $36,642,000. Capital expenditures were $42,409,000 for the quarter ended June 30, 2005 and included the purchase of one Airbus A319 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment. Aircraft lease and purchase deposits made during the period were $7,326,000, which was offset by pre-delivery payments totaling $7,502,000 and $1,739,200 applied against the purchase of an Airbus A319 aircraft and LiveTV equipment, respectively.

Financing Activities. Cash used by financing activities for the quarter ended June 30, 2006 was $6,551,000. During the quarter ended June 30, 2006, we paid $5,753,000 of debt principal payments on our 16 owned aircraft.

Cash provided by financing activities for the quarter ended June 30, 2005 was $15,700,000. During the quarter ended June 30, 2005, we borrowed $24,900,000 for the purchase of one Airbus A319 aircraft, paid $4,757,000 of debt principal payments on our 15 owned aircraft and we repaid short-term borrowings of $5,000,000 under a revolving line of credit. During the quarter ended June 30, 2005, we also received $844,000 from the exercise of common stock options and paid $287,000 of fees for debt financing.

Other Items that Impact our Liquidity

We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. In September 2005, we filed a registration statement with the SEC, which will enable us to periodically sell up to $250,000,000 in preferred and common stock and debt and other securities. In December 2005, in the first offering under this shelf registration, we issued $92,000,000 of 5% Convertible Notes due 2025. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit, aircraft sale-leasebacks, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

We expect to continue generating positive cash flow from our operations for the foreseeable future. We have obtained financing for all of our aircraft deliveries scheduled through June 2007 and expect to have adequate liquidity to cover our contractual obligations. However, we cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” in Item 1a of our annual report on Form 10-K for the year ended March 31, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2006:

	Less than	2-3	4-5	After
	1 year	years	years	5 years	Total

Long-term debt - principal (1)	$22,604,000	$49,170,000	$64,813,000	$285,416,000	$422,003,000
Long-term debt - interest (1)	26,982,000	48,975,000	41,841,000	103,580,000	221,378,000
Operating leases (2)	148,135,000	289,458,000	271,789,000	618,331,000	1,327,713,000
Unconditional purchase obligations (3) (4) (5)	187,046,000	221,689,000	221,554,000	-	630,289,000
Total contractual cash obligations	$384,767,000	$609,292,000	$599,997,000	$1,007,327,000	$2,601,383,000

(1)  At June 30, 2006, we had 16 loan agreements for 11 Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 14 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At June 30, 2006, interest rates for these loans ranged from 6.44% to 7.55%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an A319 aircraft. This loan has a seven-year term with quarterly installments of $248,000. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 8.88% at June 30, 2006.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025. At any time on or after December 20, 2010, we may redeem any of the convertible notes for the principal amount plus accrued interest. Note holders may require us to repurchase the notes for cash for the principal amount plus accrued interest only on December 15, 2010, 2015 and 2020 or at any time prior to their maturity following a designated event as defined in the indenture for the convertible notes. In the obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments. However, these notes may be called prior to the stated maturity dates which would impact the timing of the principal payments and the amount of interest paid.

(2)  As of June 30, 2006, we have leased 35 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2013 to 2019. Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft. At June 30, 2006, these deposits totaled of $17,519,000. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of June 30, 2006, we have taken delivery of 19 of these aircraft. The remaining aircraft is scheduled for delivery in February 2007. Total operating lease obligations include the aircraft not yet received.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2006 to 2015. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)  As of June 30, 2006, we have remaining firm purchase commitments for 16 additional aircraft that have scheduled delivery dates beginning in June 2006 and continuing through August 2010. We also have remaining firm purchase commitments for two spare engines scheduled for delivery in September 2006 and December 2009. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of June 30, 2006, we had made pre-delivery payments on future deliveries totaling $40,737,000 to secure these aircraft.

(4)  In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We intend to install LiveTV in every new aircraft we place in service. The table above includes amounts for the installation of DirectTV for the remaining 16 aircraft we currently expect to purchase and the remaining aircraft we currently expect to lease, less deposits made of $691,000.

(5)  In March 2004, we entered into a services agreement with Sabre, Inc. for its SabreSonic™ passenger solution to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenues. The table above includes minimum annual fees for system usage fees. Usage fees are based on passengers booked and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of June 30, 2006, we had outstanding letters of credit, bonds, and cash security deposits totaling $14,029,000, $1,892,000, and $21,875,000, respectively.

We have a letter of credit agreement with a financial institution, which expired on December 1, 2005, that has been extended for existing letters of credit. This facility can be used only for the issuance of standby letters of credit, and no new letters of credit can be issued. Any amounts drawn under this facility are fully collateralized by certificates of deposit, which are carried as restricted investments on our balance sheet. As of June 30, 2006, we have utilized $3,457,000 under this credit agreement for standby letters of credit that provide credit support for certain leases. We are in the process of moving the letters of credit that are collateralized by restricted cash to letters of credit with another financial institution that are collateralized by inventories and receivables. In the event that the surety companies determined that issuing bonds on our behalf were a risk they were no longer willing to underwrite, we would be required to collateralize certain of these lease obligations with either cash security deposits or standby letters of credit, which would decrease our liquidity.

We also have an agreement with another financial institution where we can issue letters of credit of up to 50% of certain spare parts inventories less amounts borrowed under the credit facility. As of June 30, 2006, we had $11,800,000 available under this facility, which is reduced by letters of credit issued of $9,500,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving letter of credit that permits us to issue letters of credit up to $3,500,000. In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000. As of June 30, 2006, we have utilized $4,529,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with bankcard customers. As of June 30, 2006, that amount totaled $46,815,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with bankcard transactions. As of September 1, 2006, we are required to increase the amount by approximately $7,178,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of June 30, 2006, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended July 21, 2006, the coverage would be increased to $3,580,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.

If the index price is lower, we pay the difference. A collar agreement has a cap price and a floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. Mark to market losses recorded on fuel derivative contracts for the quarters ended June 30, 2006 and 2005 were $185,000 and $1,007,000, respectively, and cash settlements for fuel derivatives contracts during the quarters ended June 30, 2006 and 2005 were $1,551,000 and $2,130,000, respectively. We have entered into the following swap and collar agreements that cover periods during our fiscal year 2007:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

November 2005	Jet A	50,000	April 1, 2006 - June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon	15%
June 2006	Crude Oil	85,000	July 1, 2006 - September 30, 2006	$76.00 per barrel cap, with a floor of $67.15	24%
June 2006	Crude Oil	50,000	October 31, 2006 - December 31, 2006	$77.00 per barrel cap, with a floor of $69.40	14%

*Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.
** One barrel is equal to 42 gallons.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR. During the quarters ended June 30, 2006 and 2005, interest expense was decreased by $68,000 and increased by $49,000, respectively, for this agreement. Approximately $160,000 of unrealized losses are included in accumulated other comprehensive gain, net of income taxes of $93,000, as of June 30, 2006.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft. The agreement was subsequently modified and extended in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in table above. The costs under this agreement for our purchased aircraft for the quarters ended June 30, 2006 and 2005 were approximately $1,437,000 and $609,000, respectively. For our leased aircraft, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments as required under the applicable lease agreements. At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.

Critical Accounting Policies and Estimates

Other than the updated discussion of stock-based compensation below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates included in our annual report on Form 10-K for the period ended March 31, 2006.

Stock-Based Compensation.

We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and the assumptions shown in Note 3 to our consolidated financial statements. We estimate the expected term of options granted using our historical exercise patterns, which we believe are representative of future exercise behavior. We estimate volatility of our common stock using our historical closing prices of our stock using the period equal to the expected term of the options, which we believe is representative of the future behavior of our stock. Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero. Stock-based compensation expense for restricted stock units (“RSU”) are based on the fair value of our stock on the date of grant and is amortized over the vesting period, generally five years. Each RSU is settled in shares of our stock after the vesting period. We record stock-based compensation expense only for those options and awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The guidance in FAS 123(R) is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the quarter ended June 30, 2006. Based on actual fuel usage for the quarter ended June 30, 2006, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense for the quarter ended June 30, 2006 by approximately $10,131,000, excluding the impact of our fuel hedging. Comparatively, based on projected fiscal year 2007 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2007, by approximately $50,988,000, excluding the effects of our fuel hedging arrangements.

On November 28, 2005, we entered into a zero cost collar agreement that hedges approximately 16% of our expected fuel requirements for the period from April 1, 2006 through June 30, 2006.  The collar uses Gulf Coast Jet A as its basis.  The cap price is set at $1.83 per gallon and the floor is set at $1.6925. When the U.S. Gulf Coast Pipeline Jet index price is above the cap, we receive the difference between the index and the cap.  When the U.S. Gulf Coast Pipeline Jet index price is below the floor, we pay the difference between the index and the floor.  When the price is between the cap price and the floor, no payments are required.

On June 8, 2006, we entered into two zero cost collar agreements that hedge approximately 24.4% and 14.2% of our expected fuel requirements for the period from July 1, 2006 through September 30, 2006 and October 1, 2006 through December 31, 2006, respectively.  The collars use West Texas Intermediate crude oil as their bases.  The cap prices are set at $76.00 per barrel and $77.00 per barrel, respectively, and the floors are set at $67.15 per barrel and $69.40 per barrel, respectively.  When the West Texas Intermediate crude oil index price is above the cap, we receive the difference between the index and the cap.  When the West Texas Intermediate crude oil index price is below the floor, we pay the difference between the index and the floor.  When the price is between the cap price and the floor, no payments are required.

Our results of operations for the quarter ended June 30, 2006 include cash settlements on fuel derivative contracts of $1,551,000 recorded as a decrease to fuel expense and mark to market losses of $185,000 recorded as an increase in fuel expense with respect to fuel hedging agreements. As of March 31, 2006, the fair value of the May 2006 hedge agreement recorded on the balance sheet as an asset was $791,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 69.6% of our debt is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $2,936,000 assuming the loans outstanding that are subject to interest rate adjustments at June 30, 2006 totaling $293,572,000 are outstanding for the entire period.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we pay a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of June 30, 2006, we had hedged approximately 2.9% of our variable interest rate loans that are based on three-month LIBOR rates. As of June 30, 2006, the fair value of the swap agreement is recorded in the balance sheet as an asset of $121,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6:      Exhibits

Exhibit
Numbers	Description of Exhibits

31.1*	Certification of President and Chief Executive Officer of Frontier Airlines Holdings, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Frontier Airlines Holdings, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.
**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES HOLDINGS, INC.

Date: July 28, 2006	By: /s/ Paul H. Tate
Paul H. Tate, Senior Vice President and
Chief Financial Officer

Date: July 28, 2006	By: /s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer