Form 10-Q
period 2006-09-30
Frontier Airlines Holdings, Inc.
filed 2006-10-30
CIK 1351548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

(720) 374-4200
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer           Accelerated filer   X      Non-accelerated filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

The number of shares of the Company’s Common Stock outstanding as of October 20, 2006 was 36,609,455.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$221,242	$272,840
Restricted investments	61,213	35,297
Receivables, net of allowance for doubtful accounts of $1,076
and $1,261 at September 30, 2006 and March 31, 2006, respectively	44,045	41,691
Prepaid expenses and other assets	24,037	23,182
Inventories, net of allowance of $246 and $378
at September 30, 2006 and March 31, 2006, respectively	12,193	6,624
Assets held for sale	2,664	3,543
Deferred tax asset	10,250	7,780
Total current assets	375,644	390,957
Property and equipment, net (note 4)	581,890	510,428
Security and other deposits	19,753	19,597
Aircraft pre-delivery payments	37,262	40,449
Restricted investments	-	481
Deferred loan fees and other assets	7,120	8,520
	$1,021,669	$970,432

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,266	$44,955
Air traffic liability	152,072	153,662
Other accrued expenses (note 6)	62,329	67,683
Current portion of long-term debt	25,160	22,274
Deferred revenue and other current liabilities (note 5)	19,188	12,437
Total current liabilities	300,015	301,011
Long-term debt related to aircraft notes (note 10)	352,038	313,482
Convertible debt	92,000	92,000
Deferred tax liability	18,705	12,733
Deferred revenue and other liabilities (note 5)	23,769	22,430
Total liabilities	786,527	741,656

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Common stock, no par value, stated value of $.001 per share, authorized
100,000,000 shares; 36,607,455 and 36,589,705 shares issued and
outstanding at September 30, 2006 and March 31, 2006, respectively	37	37
Additional paid-in capital	193,470	192,936
Unearned ESOP shares	(698)	(2,094)
Accumulated other comprehensive income, net of tax (note 7)	121	151
Retained earnings	42,212	37,746
	235,142	228,776
	$1,021,669	$970,432
See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Statements of Operations (Unaudited)
For the Three and Six Months Ended September 30, 2006 and 2005
(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Passenger- mainline	$277,720	$229,397	$546,084	$437,464
Passenger- regional partner	25,132	23,391	52,461	46,345
Cargo	1,962	1,373	3,581	2,592
Other	5,042	4,263	9,794	8,433

Total revenues	309,856	258,424	611,920	494,834

Operating expenses:
Flight operations	39,148	34,438	78,984	68,910
Aircraft fuel	101,450	70,912	191,864	130,742
Aircraft lease	27,326	23,472	53,208	46,903
Aircraft and traffic servicing	39,120	34,114	77,108	65,867
Maintenance	22,068	18,518	42,664	38,528
Promotion and sales	26,240	18,645	52,917	40,517
General and administrative	15,419	12,070	28,713	24,321
Operating expenses - regional partner	28,033	26,308	57,516	50,426
Aircraft lease and facility exit costs	-	53	(14)	3,365
(Gains) losses on sales of assets, net	(341)	(603)	(647)	(691)
Depreciation	8,304	6,862	15,836	13,534

Total operating expenses	306,767	244,789	598,149	482,422

Business interruption insurance proceeds (note 11)	868	-	868	-

Operating income	3,957	13,635	14,639	12,412

Nonoperating income (expense):
Interest income	4,203	1,911	8,156	3,275
Interest expense	(7,840)	(5,044)	(14,672)	(9,162)
Other, net	29	(48)	74	(150)

Total nonoperating income (expense), net	(3,608)	(3,181)	(6,442)	(6,037)

Income before income tax expense	349	10,454	8,197	6,375

Income tax expense (benefit)	(160)	3,549	3,731	2,203

Net income	$509	$6,905	$4,466	$4,172

Earnings per share (note 9):
Basic	$0.01	$0.19	$0.12	$0.12
Diluted	$0.01	$0.18	$0.12	$0.11

Weighted average shares of
common stock outstanding
Basic	36,600	36,166	36,595	36,097
Diluted	37,317	38,531	37,229	38,453

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended September 30, 2006 and 2005
(In thousands)	Six Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,466	$4,172
Adjustments to reconcile net income to net cash
and cash equivalents provided by (used in) operating activities:
Compensation expense under long-term incentive plans and
employee ownership plans	1,873	1,577
Depreciation and amortization	16,605	13,962
Inventory provisions and the write-off of fixed assets beyond economic repair	182	(34)
Deferred tax expense	3,520	2,211
Mark to market derivative losses	3,700	725
(Gains) losses on disposal of equipment and other assets, net	(647)	(691)
Changes in operating assets and liabilities:
Restricted investments	(24,685)	(11,071)
Receivables	(2,354)	932
Security and other deposits	(122)	(35)
Prepaid expenses and other assets	(855)	(9,605)
Inventories	(5,230)	(2,292)
Other assets	(3)	642
Accounts payable	(3,689)	(10,137)
Air traffic liability	(1,590)	10,788
Other accrued expenses	(5,354)	(3,221)
Deferred revenue and other liabilities	4,633	4,475
Net cash (used in) provided by operating activities	(9,550)	2,398

Cash flows from investing activities:
Decrease in short term investments	-	3,000
Aircraft lease and purchase deposits made	(23,369)	(15,892)
Aircraft lease and purchase deposits returned and applied	26,522	18,705
Decrease in restricted investments	-	2,034
Proceeds from the sale of property and equipment and assets held for sale	43,316	2,043
Capital expenditures	(129,083)	(81,413)
Net cash used in investing activities	(82,614)	(71,523)

Cash flows from financing activities:
Net proceeds from issuance of common stock	57	1,417
Payment to bank for compensating balances	(750)	-
Payment on short-term borrowings	-	(5,000)
Proceeds from long-term borrowings	52,400	54,700
Principal payments on long-term borrowings	(10,957)	(9,248)
Payment of financing fees	(184)	(443)
Net cash provided by financing activities	40,566	41,426

Net decrease in cash and cash equivalents	(51,598)	(27,699)

Cash and cash equivalents, beginning of period	272,840	171,795

Cash and cash equivalents, end of period	$221,242	$144,096

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Notes to Consolidated Financial Statements
September 30, 2006

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Frontier Airlines Holdings, Inc., a Delaware corporation (“Frontier Holdings” or the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended March 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain prior period amounts have been reclassed to conform to the current year presentation.

The consolidated financial statements include the accounts of Frontier Holdings, Frontier Airlines, Inc. (“Frontier”), and Lynx Aviation, Inc. (“Lynx Aviation”). At this time, Frontier and Lynx Aviation are the only subsidiaries of Frontier Holdings. The financial performance of Frontier Holdings is represented by the financial performance of Frontier and includes only start-up costs for Lynx Aviation as it has not yet commenced operations. The Company currently operates in one business segment that provides air transportation to passengers and cargo and includes mainline operations and a regional partner.

Financial results for the Company and airlines in general, are seasonal in nature. More recently, results for Frontier’s first and second fiscal quarters have exceeded its third and fourth fiscal quarters. Results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

Reorganization

On April 3, 2006, Frontier completed its reorganization (the "Reorganization") into a Delaware holding company structure, whereby Frontier became a wholly owned subsidiary of Frontier Holdings, Inc. In connection with the Reorganization, each share of common stock of Frontier ("Frontier Common Stock") was exchanged for one share of common stock of Frontier Holdings ("Frontier Holdings Common Stock"), resulting in each shareholder of Frontier as of the close of business on March 31, 2006 becoming a stockholder of Frontier Holdings as of the opening of business on April 3, 2006.

Frontier Holdings assumed all of the outstanding options and awards under Frontier's 2004 Equity Incentive Plan effective upon the closing of the Reorganization. Each outstanding option and other award assumed by Frontier Holdings is exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Reorganization, except that all such options and awards now entitle the holder thereof to purchase Frontier Holdings Common Stock in accordance with the terms of such plan or agreement as in effect on the date of issuance. The number of shares of Frontier Holdings Common Stock issuable upon the exercise or issuance of such an option or award after the completion of the Reorganization equals the number of shares of Frontier Common Stock subject to the option or award prior to the completion of the Reorganization.

Also in connection with the Reorganization, Frontier's Employee Stock Ownership Plan was amended to provide that future awards under the plan will be made in shares of Frontier Holdings Common Stock.

Lynx Aviation

In September 2006, the Company formed a new subsidiary, Lynx Aviation, which intends to assume a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft with the option to purchase ten additional aircraft. The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the start up phase of operations. Lynx Aviation plans to commence revenue service in July 2007 with ten aircraft in service by the end of calendar year 2007.

2.	Recently Issued Accounting Standards

Recently Issued Accounting Standards not yet adopted

In March 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. As such, EITF 06-3 will not impact the method for recording these sales taxes in the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed the analysis of the impact this Interpretation will have on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 and what impact it will have on its financial condition, results of operations, cash flows or disclosures.

Share-Based Payment

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, (“SFAS 123(R)”), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and revises guidance in SFAS 123, Accounting for Stock-

Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to both (1) unvested awards under our 2004 Equity Incentive Plan (“2004 Plan”) outstanding as of March 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) any new share-based awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company's options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method.

The Company has recorded $273,000 and $477,000 of stock-based compensation expense, net of estimated forfeitures, during the three and six months ended September 30, 2006, respectively, as a result of its adoption of SFAS 123(R). See Note 3 for information on the assumptions the Company used to calculate the fair value of stock-based compensation. Unrecognized non-cash stock compensation expense related to unvested options and awards outstanding as of September 30, 2006 was approximately $3,257,000, and will be recorded over the remaining vesting periods of one to five years.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and six months ended September 30, 2006, the Company did not record any excess tax benefit generated from option exercises.

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the Company’s common stock on the grant date. The accounting for stock-based compensation for restricted stock units did not change with the adoption of SFAS 123(R). Prior to the Company’s adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, the Company provided pro forma net income (loss) and earnings (loss) per common share for each period as if the Company had applied the fair value method to measure stock-based compensation expense.

The table below summarizes the impact on the Company’s results of operations for the three and six months ended September 30, 2006 of outstanding stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) issued under the 2004 Plan recognized under the provisions of SFAS 123(R):

	Three months ended September 30, 2006	Six months ended September 30, 2006
	(In thousands)
Stock-based compensation expense:
Stock options and SARs	$ 173	$ 340
RSUs	100	137
Income tax benefit	(62)	(123)
Net decrease to net income	$ 211	$ 354

Decrease to income per share:
Basic	$0.01	$ 0.01
Diluted	$0.01	$ 0.01

The following table illustrates the effect on the net loss and loss per common share for the three and six months ended September 30, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS 123:

	Three months ended September 30, 2005	Six months ended September 30, 2005
	(In thousands)
Net income, as reported	$6,905	$4,171
Add: stock-based compensation expense included in reported net earnings, net of tax	19	42
Less: total compensation expense determined under fair value method for all awards, net of tax	(174)	(378)
Pro forma net income	$6,750	$3,835

Income per share, basic:
As reported	$0.19	$0.12
Pro forma	$0.19	$0.11
Income per share, diluted:
As reported	$0.18	$0.11
Pro forma	$0.18	$0.10

3.	Stock-Based Compensation

On September 9, 2004, the shareholders of Frontier approved the 2004 Plan. Frontier Holdings assumed all of the outstanding options and awards under the 2004 Plan effective upon the closing of the Reorganization. The 2004 Plan, which includes stock options issued since 1994 under a previous plan, allows the Compensation Committee of the Board of Directors to grant stock options, SARs, and RSUs, any or all of which may be made contingent upon the achievement of service or performance criteria. Eligible participants include all full-time director and officer level employees of the Company, and such other employees as may be identified by the Compensation Committee from time to time where legally eligible to participate, and non-employee directors. Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award. The 2004 Plan expires September 12, 2009. The 2004 Plan allows up to a maximum of 2,500,000 shares for option grants and 500,000 shares for RSUs, subject to adjustment only to reflect stock splits and similar events. With certain exceptions, stock options and SARs issued under the 2004 Plan generally vest over a five-year period from the date of grant and expire ten years from the grant date. As of September 30, 2006, the Company had 1,735,000 shares available for future grants.

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

Stock Options and SARs

The Company utilizes a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique the Company previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

The Company estimates the expected term of options granted using its historical exercise patterns, which the Company believes are representative of future exercise behavior. The Company estimates volatility of its common stock using the historical closing prices of its common stock for the period equal to the expected term of the options, which the Company believes is representative of the future behavior of the common stock. The Company’s risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company has never paid any cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero. Stock options and SARs are classified as equity awards.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for stock option and SAR grants issued during the six months ended September 30, 2006 and 2005:

	Six months ended September 30,
	2006	2005
Assumptions:
Risk-free interest rate	4.85%	4.05%
Dividend yield	0%	0%
Volatility	70.82%	74.4%
Expected life (years)	5	5

The per share weighted-average grant-date fair value of SARs granted during the six months of fiscal year 2007 was $4.61 using the above weighted-average assumptions.

A summary of the stock option and SARs activity and related information for the six months ended September 30, 2006 is as follows:

		Weighted-
	Options	Average
	and	Exercise
	SARs	Price
Outstanding, March 31, 2006	2,564,787	$11.07
Granted	176,629	$7.42
Exercised	(17,750)	$3.20
Surrendered	(42,500)	$13.23
Outstanding, September 30, 2006	2,681,166	$10.85

Exercisable at end of period	2,145,945	$11.50

Exercise prices for options and SARs outstanding under the 2004 Plan as of September 30, 2006 ranged from $2.13 per share to $24.17 per share. The weighted-average remaining contractual life of these equity awards is 5.54 years. The aggregate intrinsic value of vested options and SARs was $1,756,542 as of September 30, 2006. A summary of the outstanding and exercisable options and SARs at September 30, 2006, segregated by exercise price ranges, is as follows:

			Weighted-
	Options		Average	Exercisable
	and	Weighted-	Remaining	Options	Weighted-
Exercise Price	SARs	Average	Contractual	and	Average
Range	Outstanding	Exercise Price	Life (in years)	SARs	Exercise Price

$2.13 - $5.42	488,500	$4.96	2.9	456,500	$4.96
$5.80 - $7.77	516,129	$7.17	7.4	183,500	$6.91
$8.00 - $10.45	557,170	$9.61	6.6	435,986	$9.49
$10.47 - $15.63	457,567	$12.65	4.8	408,159	$12.69
$15.72 - $17.93	490,000	$16.83	5.9	490,000	$16.83
$18.26 - $24.17	171,800	$20.85	5.2	171,800	$20.85
	2,681,166	$10.85	5.5	2,145,945	$11.50

Restricted Stock Units

SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service condition. The grant-date fair value of RSU awards are being expensed over the vesting period. RSUs are classified as equity awards.

As of September 30, 2006, the Company had outstanding RSUs with service conditions and vesting periods that range from three to five years.

A summary of the activity for the three months ended September 30, 2006 for RSUs is as follows:

	RSUs
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Market Value
Outstanding, March 31, 2006	75,604	$10.15
Granted	131,930	$7.34
Surrendered	(2,244)	$8.53
Outstanding, September 30, 2006	205,290	$8.36

4.	Property and Equipment, Net

As of September 30, 2006 and March 31, 2006, property and equipment consisted of the following:

	September 30,	March 31,
	2006	2006
	(In thousands)
Aircraft, spare aircraft parts, and improvements to
leased aircraft	$632,928	$555,574
Ground property, equipment and leasehold improvements	41,923	35,937
Computer software	8,903	6,585
Construction in progress	3,365	1,597
	687,119	599,693
Less accumulated depreciation	(105,229)	(89,265)

Property and equipment, net	$581,890	$510,428

5.	Deferred Revenue and Other Liabilities

At September 30, 2006 and March 31, 2006, deferred revenue and other liabilities consisted of the following:

	September 30,	March 31,
	2006	2006
	(In thousands)
Current:
Deferred revenue related to co-branded credit card	$16,464	$12,437
Fair value on fuel hedge contracts	2,724	-
Total current portion	19,188	12,437

Long-term:
Deferred revenue related to co-branded credit card	3,374	2,748
Deferred rent	19,764	19,093
Other	631	589
Total long-term portion	23,769	22,430

Total deferred revenue and other liabilities	$42,957	$34,867

6.	Other Accrued Expenses

At September 30, 2006 and March 31, 2006, other accrued expenses consisted of the following:

	September 30,	March 31,
	2006	2006
	(In thousands)
Accrued salaries and benefits	$38,783	$35,203
Federal excise and other passenger taxes payable	9,689	23,715
Property tax payable and income taxes payable	5,310	2,529
Other	8,547	6,236

Total other accrued expenses	$62,329	$67,683

7.	Comprehensive Income

A summary of the comprehensive income for the three and six months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$509	$6,905	$4,466	$4,172
Other comprehensive income:
Unrealized gain (loss) on derivative instruments, net of tax	(40)	7	(30)	(56)
Total comprehensive income	$469	$6,912	$4,436	$4,116

8.	Retirement Health Plan

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65. The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

Net periodic benefit cost for the three and six months ended September 30, 2006 and 2005 include the following components:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Service cost	$248	$238	$496	$477
Interest cost	79	68	159	136
Recognized net actuarial loss	3	15	6	30
Net periodic benefit cost	$330	$321	$661	$643

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income as reported	$509	$6,905	$4,466	$4,172
Denominator:
Weighted average shares outstanding, basic	36,600	36,166	36,595	36,098
Effects of dilutive securities:
Employee stock awards	154	570	139	566
Warrants	563	1,795	495	1,789
Adjusted weighted average shares outstanding, diluted	37,317	38,531	37,229	38,453

Earnings per share, basic	$0.01	$0.19	$0.12	$0.12
Earnings per share, diluted	$0.01	$0.18	$0.12	$0.11

During the three and six months ended September 30, 2006, interest on convertible notes of $642,000 and $1,188,000, respectively, and 8,900,000 shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended September 30, 2006, the weighted average options, SARS, RSUs and warrants outstanding of 2,245,000 and 2,257,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ending September 30, 2005, the weighted average options, SARS, RSUs, and warrants outstanding of 1,055,451 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

10.	Long-term Debt

During the six months ended September 30, 2006, the Company borrowed $52,400,000 for the purchase of two Airbus A319 aircraft. These senior loans have terms of 12 years and are payable in quarterly installments of $767,000 and $764,000, respectively, as of September 30, 2006, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR. These loans bear interest at rates of 7.45% and 7.38%, respectively, at September 30, 2006. At the end of the term, there are balloon payments of $5,240,000 for each of these loans. A security interest in the two purchased aircraft secures the loans.

In March 2005, the Company entered into a 42-month revolving bank credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes. Under this facility, the Company may borrow the lesser of $13,000,000 or 50% of the current market value of pledged eligible spare parts. The amount of letters of credit available is equal to the amount available under the facility less current borrowings. The amount available under the Credit Facility at September 30, 2006 was $11,807,000, which was reduced by letters of credit issued during the quarter of $11,300,000 for a net amount available for borrowings of $507,000. There were no amounts borrowed under the Credit Facility as of September 30, 2006.

In July 2005, the Company entered into a 12 month credit agreement with a bank for a $5,000,000 revolving letter of credit facility, under which $3,500,000 could be used for issuance of letters of credit. This agreement was renewed in July 2006 for an additional year to increase the revolving letter of credit facility to $5,750,000 and increase the availability of letters of credit. Under the renewed agreement, $5,000,000 may be used for the issuance of letters of credit, which must be collateralized by a borrowing base consisting of certain receivable balances at the time of issuance. As of September 30, 2006, the aggregate amount of letters of credit issued under the agreement was $4,634,000. A cash compensating balance of $2,750,000, as of September 30, 2006 has been maintained to secure the letters of credit, which has been classified as restricted investments on the balance sheet.

The Credit Facility and the agreement contain standard events of default provisions, including a financial covenant to maintain $120,000,000 of unrestricted cash, with a 30-day cure period.

11.	Business Interruption Insurance Proceeds

During the quarter ended September 30, 2006, the Company recorded insurance proceeds of $868,000. These insurance proceeds were a result of final settlements of business interruption claims that covered lost profits when the Company’s service to Cancun, Mexico and New Orleans, Louisiana was disrupted by hurricanes during the fiscal year ended March 31, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project,” “believe” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and their impact on oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexican markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel price:, new business strategies such as the start-up of a new subsidiary using a different type of aircraft and in different markets, and various risk factors to our business discussed elsewhere in this report. Forward-looking statements include the statements in “Outlook” below. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. Additional information regarding these and other factors is contained in our SEC filings, including without limitation, our Form 10-K for the year ended March 31, 2006. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Our Business

On April 3, 2006, Frontier Airlines, Inc. (“Frontier”) completed its corporate reorganization (the “Reorganization”). As a result of the Reorganization, Frontier became a wholly-owned subsidiary of Frontier Airlines Holdings, Inc., a Delaware corporation (“Frontier Holdings”), and Frontier Holdings became the successor issuer to Frontier pursuant to Rule 12g-3 under the Exchange Act. In connection with the Reorganization, each outstanding share of common stock, no par value, of Frontier was exchanged for one share of common stock, $0.001 par value, of Frontier Holdings, resulting in each shareholder of Frontier as of the close of business on March 31, 2006 becoming a stockholder of Frontier Holdings as of the opening of business on April 3, 2006. The common stock of Frontier Holdings is now the publicly traded stock of the company. In this report, references to “us,” “we,” or the “company” refer to the consolidated results of Frontier Holdings.

We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet in service to 55 jets as of October 20, 2006 (37 of which we lease and 18 of which we own), consisting of 48 Airbus A319s and seven Airbus A318s. In April 2005, we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft. During the three and six months ended September 30, 2006, we increased year-over-year capacity by 14.7% and 16.7%, respectively. During the three and six months ended September 30, 2006, we increased mainline passenger traffic by 15.4% and 19.6%, respectively, over the prior comparable periods, outpacing our increase in capacity during both periods. We intend to continue our growth strategy and to expand to new markets and add frequency to existing markets that we believe are under-served.

In September 2006, we formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”), that intends to assume a purchase agreement between Frontier Holdings. and Bombardier, Inc. for ten Q400 turboprop aircraft, with a seating capacity of 74, with the option to purchase ten additional aircraft. The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the start-up phase of operations. Lynx Aviation plans to commence revenue service in July 2007 with ten aircraft in service by the end of calendar year 2007. At this time, Frontier and Lynx Aviation are the only subsidiaries of Frontier Holdings and the financial performance of Frontier Holdings is represented by the financial performance of Frontier and includes only start-up costs for Lynx Aviation as it has not commenced operations yet.

Now in our 13th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. As of October 20, 2006, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 47 U.S. cities spanning the nation from coast to coast, seven cities in Mexico and Calgary in Alberta, Canada. During the year ended March 31, 2005, we began certain point-to-point routes to Mexico from non-hub cities. As of October 20, 2006, we provide jet service to Cancun, Mexico directly from five non-hub cities and service to Puerto Vallarta, Mexico from Kansas City, Missouri. We began service between San Francisco and Los Angeles, California with five daily frequencies on June 29, 2006.

We have continued our Mexico expansion with the following routes, which we have received U.S. Department of Transportation (“DOT”) authority planned for service as follows:

Destination	Non-stop Round trip frequencies	Planned Service Commencement

California:
Los Angeles to Cabo San Lucas	One Daily	December 9, 2006
San Diego to Cancun	Once per week	December 16, 2006
San Francisco to Cabo San Lucas	Daily except Saturdays	December 9, 2006

Colorado:
Denver to Guadalajara	Four weekly	December 22, 2006

Kansas:
Kansas City to Cabo San Lucas	Once per week	December 16, 2006

In October 2006, we filed for authorization to the DOT for three flights a week from San Jose, California to Cabo San Lucas and four flights a week from Sacramento, California to Cabo San Lucas with a planned start date in March 2007. We also announced in October 2006 that we plan to add service on December 14, 2006 between San Francisco and Las Vegas with one flight daily.

In September 2003, we signed a 12-year agreement with Horizon (“Horizon Agreement”), under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft. We increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of June 1, 2004. We control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance. In September 2006, we amended the Horizon Agreement to provide that all nine CRJ-700 aircraft will be returned to Horizon during a one year ramp down period starting in January 2007. We are currently searching for a new partner to operate under the Frontier JetExpress brand to replace Horizon, which we intend to operate as many as 21 new regional jets. As of October 20, 2006, Frontier JetExpress provided service to Boise, Idaho; Billings, Montana; Fresno, California; Little Rock, Arkansas; Spokane, Washington; Tulsa, Oklahoma; and Calgary, Alberta, Canada and supplements our mainline service to Albuquerque, New Mexico; Dayton, Ohio; El Paso, Texas; Oklahoma City, Oklahoma; Omaha, Nebraska, and San Jose, California.

We currently lease 17 gates on Concourse A at DIA on a preferential basis. We use these 17 gates and share use of up to four common use regional jet parking positions to operate approximately 270 daily mainline flight departures and arrivals and 52 Frontier JetExpress daily system flight departures and arrivals.

Our filings with the Securities and Exchange Commission (the “SEC”) are available at no cost on our website, www.frontierairlines.com, in the Investor Relations folder contained in the section titled “About Frontier”. These reports include our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5, and any related amendments or other documents are made available as soon as reasonably practicable after we file the materials with the SEC.

Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249. Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1359.

Overview

We intend to continue our focused growth strategy while keeping our operating costs low. One of the key elements to keeping our costs low was the completion of the transition from a Boeing fleet to an all Airbus fleet in April 2005. This strategy produces cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We also keep our operating costs low by operating only two types of Airbus aircraft with a single class of service. Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage. The anticipated addition of the Bombardier Q400 turboprop aircraft through Lynx Aviation, with seating capacity of 74, will allow us to maintain a low cost per available seat mile by allowing us to economically add routes to under-served markets in Colorado and elsewhere in the Rocky Mountain region. We anticipate that Lynx Aviation will begin revenue service in July 2007.

As of October 20, 2006, we had remaining firm purchase commitments for 24 aircraft (four Airbus 318 aircraft, ten Airbus 320 aircraft and ten Bombardier Q400 aircraft), and we intend to take delivery of one additional leased A319 aircraft in February 2007. We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are under-served.

The airline industry is intensely competitive with record high aviation fuel costs. We expect competition will remain intense. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive. Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition coupled with the record high fuel costs has created financial hardship for some of our competitors that have been forced to reduce capacity and, in some cases, seek bankruptcy protection.

Highlights from the Quarter ended September 30, 2006

•
Formed a new subsidiary, Lynx Aviation, Inc., which intends to assume a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft (with an option to purchase ten additional aircraft) and will be operated with its own operating certificate.

•
Announced that we are looking for a new partner to operate as many as 21 regional jets for our Frontier JetExpress service and amended our partnership agreement with Horizon to return all nine of the Horizon aircraft starting in January 2007.

•	Took delivery of two new purchased Airbus 319 aircraft.

Outlook

Although we have been recently able to raise capital and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic or yields required to reach profitable operations in new and existing markets. We expect our full-year available seat mile capacity for fiscal year 2007 to increase by approximately 16% to 18% over fiscal year 2006.  While the industry revenue environment remains extremely competitive, our passenger mainline RASM is expected to increase modestly by 6% to 10% in fiscal year 2007.  Our mainline CASM excluding fuel is expected to increase over fiscal 2006 primarily due to a decrease in stage length from prior year. Anticipated expenses in fiscal year 2007 for the start-up costs in Lynx Aviation are expected to be approximately $3,300,000. Fuel costs have risen sharply in calendar 2006 and remain volatile, however, , there have been some recent price declines. Our fiscal 2007 cost forecast includes $1,000,000 for the effects of additional stock-based compensation expense that we will incur from the implementation of SFAS No. 123(R), Share-Based Payment, which was effective beginning April 1, 2006.

Operating Statistics

The following table provides certain of our financial and operating data for the three and six months ended September 30, 2006 and 2005.

	Quarters Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$ 277,720	$ 229,397	21.1%	$ 546,084	$ 437,464	24.8%
Revenue passengers carried (000s)	2,428	2,028	19.7%	4,832	3,912	23.5%
Revenue passenger miles (RPMs) (000s) (2)	2,238,946	1,940,880	15.4%	4,523,498	3,780,979	19.6%
Available seat miles (ASMs) (000s) (3)	2,888,964	2,518,515	14.7%	5,678,077	4,864,412	16.7%
Passenger load factor (4)	77.5%	77.1%	.4 pts.	79.7%	77.7%	2.0 pts.
Break-even load factor (5)	76.6%	72.5%	4.1 pts.	77.7%	75.9%	1.8 pts.
Block hours (6)	59,603	50,976	16.9%	116,621	98,355	18.6%
Departures	25,297	21,189	19.4%	48,787	40,503	20.5%
Average seats per departure	129.7	129.4	0.2%	129.6	129.3	0.2%
Average stage length	881	919	(4.1%)	898	929	(3.3%)
Average length of haul	922	957	(3.7%)	936	967	(3.2%)
Average daily block hour utilization (7)	12.0	11.4	5.3%	12.1	11.4	6.1%
Passenger yield per RPM (cents) (8), (9)	12.31	11.69	5.3%	11.99	11.47	4.5%
Total yield per RPM (cents) (9), (10)	12.72	12.11	5.0%	12.37	11.86	4.3%
Passenger yield per ASM (cents) (9), (11)	9.54	9.01	5.9%	9.55	8.92	7.1%
Total yield per ASM (cents) (9), (12)	9.86	9.33	5.7%	9.85	9.22	6.8%
Cost per ASM (cents)	9.65	8.68	11.2%	9.52	8.88	7.2%
Fuel expense per ASM (cents)	3.51	2.82	24.5%	3.38	2.69	25.7%
Cost per ASM excluding fuel (cents) (13)	6.14	5.86	4.8%	6.14	6.19	(0.8%)
Average fare (14)	$ 104.20	$ 103.47	0.7%	$ 103.22	$ 102.79	0.4%
Average aircraft in service	54.1	48.8	10.9%	52.7	47.2	11.7%
Aircraft in service at end of period	55	49	12.2%	55	49	12.2%
Average age of aircraft at end of period	2.8	2.1	33.3%	2.8	2.1	33.3%
Average fuel cost per gallon (15)	$ 2.43	$ 1.94	25.3%	$ 2.36	$ 1.86	26.9%
Fuel gallons consumed (000's)	41,679	36,471	14.3%	81,400	70,253	15.9%

	Quarters Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Selected Operating Data - Regional Partner:

Passenger revenue (000s) (1)	$ 25,132	$ 23,391	7.4%	$ 52,461	$ 46,345	13.2%
Revenue passengers carried (000s)	242	234	3.4%	506	467	8.4%
Revenue passenger miles (RPMs) (000s) (2)	146,784	148,956	(1.5%)	317,234	285,713	11.0%
Available seat miles (ASMs) (000s) (3)	200,643	204,432	(1.9%)	415,524	393,117	5.7%
Passenger load factor (4)	73.2%	72.9%	0.3 points	76.3%	72.7%	3.6 pts.
Passenger yield per RPM (cents) (8), (9)	17.12	15.70	9.0%	16.54	16.22	2.0%
Passenger yield per ASM (cents) (9), (11)	12.53	11.44	9.5%	12.63	11.79	7.1%
Cost per ASM (cents)	13.97	12.87	8.5%	13.84	12.83	7.9%
Average fare (14)	$ 103.95	$ 99.99	4.0%	$ 103.71	$ 99.28	4.5%
Aircraft in service at end of period	9	9	-	9	9	-

	Quarters Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$ 302,852	$ 252,788	19.8%	$ 598,545	$ 483,809	23.7%
Revenue passengers carried (000s)	2,670	2,262	18.0%	5,338	4,379	21.9%
Revenue passenger miles (RPMs) (000s) (2)	2,385,730	2,089,836	14.2%	4,840,732	4,066,692	19.0%
Available seat miles (ASMs) (000s) (3)	3,089,607	2,722,947	13.5%	6,093,601	5,257,529	15.9%
Passenger load factor (4)	77.2%	76.7%	.5 points	79.4%	77.3%	2.1 pts.
Yield per RPM (cents) (8)	12.60	11.98	5.2%	12.29	11.81	4.1%
Total yield per RPM (cents) (9), (10)	12.99	12.37	5.0%	12.64	12.17	3.9%
Yield per ASM (cents) (11)	9.73	9.19	5.9%	9.76	9.13	6.9%
Total yield per ASM (cents) (12)	10.03	9.49	5.7%	10.04	9.41	6.7%
Cost per ASM (cents)	9.93	8.99	10.5%	9.82	9.18	7.0%

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

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net (income) loss	$(509)	$(6,905)	$(4,466)	$(4,172)
Income tax (expense) benefit	160	(3,549)	(3,731)	(2,203)
Passenger revenue	277,720	229,397	546,084	437,464
Revenue - regional partner	25,132	23,391	52,461	46,345
Charter revenue (included in passenger revenue)	(2,216)	(2,497)	(3,605)	(3,708)
Operating expenses - regional partner	(28,033)	(26,308)	(57,516)	(50,426)
Passenger revenue - mainline (excluding charter and regional partner revenue) required to break even	$272,254	$213,529	$529,227	$423,300

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Calculation of mainline break-even load factors:
Passenger revenue- mainline (excluding charter and regional partner revenue) required to break even ($000s)	$ 272,254	$ 213,529	$ 529,227	$ 423,300
Mainline yield per RPM (cents)	12.31	11.69	11.99	11.47

Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	2,211,649	1,826,595	4,413,903	3,690,497
Mainline available seat miles (000's)	2,888,964	2,518,515	5,678,077	4,864,412
Mainline break-even load factor	76.6%	72.5%	77.7%	75.9%

(6)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.
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

(8)	“Passenger yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles. This represents the average amount one passenger pays to fly one mile
(9)
For purposes of these yield calculations, charter revenue is excluded from passenger revenue. These figures may be deemed non-GAAP financial measures under regulations issued by the SEC. We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs. Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue. Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP. The calculation of passenger revenue excluding charter revenue is as follows:

	Quarters Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Passenger revenues - mainline, as reported	$ 277,720	$ 229,397	$ 546,084	$ 437,464
Less: charter revenue	2,216	2,497	3,605	3,708
Passenger revenues - mainline excluding charter	275,504	226,900	542,479	433,756
Add: Passenger revenues - regional partner	25,132	23,391	52,461	46,345
Passenger revenues, system combined	$ 300,636	$ 250,291	$ 594,940	$ 480,101

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(11)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
(13)
This may be deemed a non-GAAP financial measure under regulations issued by the SEC. We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses. Excluding fuel from the cost of mainline operations facilitates the comparison of results of operations between current and past periods and enables investors to forecast future trends in our operations. Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense. However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.

(14)
“Mainline average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

(15)
“Average fuel cost per gallon” includes a mark to market derivative losses of $3,515,000 and $3,700,000 for the three and six months ended September 30, 2006, respectively. Average fuel cost per gallon for the three and six months ended September 30, 2005 includes a mark to market derivative gain of $281,000 and a loss of $726,000, respectively.

Results of Operations

Quarter ended September 30, 2006 - Summary

We had net income of $509,000 or 1¢ per diluted share for the quarter ended September 30, 2006, as compared to net income of $6,905,500 or 18¢ per diluted share for the quarter ended September 30, 2005. Included in our net income for the quarter ended September 30, 2006 was non-cash mark to market derivative losses, which increased fuel expense by $3,515,000, offset by gains of sale of assets of $341,000. These items, net of income taxes, decreased our net income by 5¢ per share for the quarter ended September 30, 2006. Included in our net income for the quarter ended September 30, 2005 was a non-cash mark to market derivative gain, which decreased fuel expense by $281,000 and gains on the sale of assets of $603,000. These items, net of income taxes, increased our net income by 2¢ per share for the quarter ended September 30, 2005.

Fuel costs have risen sharply since January 2004 and fuel prices continue to be volatile. Our average fuel cost per gallon, including hedging activities, was $2.43 during the quarter ended September 30, 2006, compared to $1.94 during the quarter ended September 30, 2005, an increase of 25.3%. The average cost of fuel for the quarter ended September 30, 2006 includes a mark to market derivative loss of $3,515,000 or 8¢ per gallon, as compared to a mark to market derivative gain of $281,000 for the quarter ended September 30, 2005, or 1¢ per gallon

Our mainline RASM for the quarter ended September 30, 2006 and 2005 was 9.54¢ and 9.01¢, respectively, an increase of 5.9%. This was driven by an increase in our load factor coupled with an increase in our mainline passenger yield per RPM of 5.3%. Our mainline average fare was $104.20 for the quarter ended September 30, 2006 as compared to $103.47 for the quarter ended September 30, 2005, an increase of 0.7%. Our length of haul was 922 and 957 miles for the quarters ended September 30, 2006 and 2005, respectively, a decrease of 3.7%. Our mainline load factor was 77.5% for the quarter ended September 30, 2006 as compared to 77.1% for the quarter ended September 30, 2005, an increase of 0.4 points.

We have relatively low operating expenses excluding fuel because we currently operate a single fleet of aircraft in a single class of service with high utilization rates. Our mainline CASM for the quarters ended September 30, 2006 and 2005 was 9.65¢ and 8.68¢, respectively, an increase of 11.2%. The increase in CASM was largely due to an increase in fuel expense of .69¢ per ASM to 3.51¢ per ASM from 2.82¢ per ASM for the periods ending September 30, 2006 and 2005, respectively, an increase of 24.5%. Our mainline CASM excluding fuel for the quarter ended September 30, 2006 was 6.14¢ compared to 5.86¢ for the quarter ended September 30, 2005, an increase of 4.8%. CASM excluding fuel increased primarily due to an increase of .17¢ per ASM during the quarter ended September 30, 2006 as compared to prior comparable period due to a favorable credit of .14¢ per ASM on the taxation of ticketing services recorded in 2005. CASM also increased .05¢ per ASM in general and administrative expenses during the quarter ended September 30, 2006 primarily due to an increase in workers compensation expense relating to the development of prior year claims.

An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended September 30, 2006, our mainline break-even load factor was 76.6% compared to our achieved passenger load factor of 77.5%. Our mainline break-even load factor for the quarter ended September 30, 2005 was 72.5% compared to our achieved passenger load factor of 77.1%. Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM of 11.2%, primarily due to an increase in fuel costs, partially offset by an increase in our mainline RASM of 5.9%.

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and six months ended September 30, 2006 and 2005. Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended September 30,				Six Months Ended September 30,
	2006		2005		2006		2005
	Revenue/	%	Revenue/	%	Revenue/	%	Revenue/	%
	cost Per	of Total	cost Per	of Total	cost Per	of Total	cost Per	of Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	9.61	97.5%	9.11	97.6%	9.62	97.6%	9.00	97.5%
Cargo	0.07	0.7%	0.05	0.6%	0.06	0.6%	0.05	0.6%
Other	0.18	1.8%	0.17	1.8%	0.17	1.8%	0.17	1.9%
Total revenues	9.86	100.0%	9.33	100.0%	9.85	100.0%	9.22	100.0%

Operating expenses:
Flight operations	1.36	13.8%	1.37	14.7%	1.39	14.1%	1.42	15.4%
Aircraft fuel expense	3.51	35.6%	2.82	30.2%	3.38	34.3%	2.69	29.1%
Aircraft lease expense	0.95	9.6%	0.93	10.0%	0.94	9.5%	0.96	10.5%
Aircraft and traffic servicing	1.35	13.7%	1.35	14.5%	1.36	13.8%	1.35	14.7%
Maintenance	0.76	7.8%	0.74	7.9%	0.75	7.6%	0.79	8.6%
Promotion and sales	0.91	9.2%	0.74	7.9%	0.93	9.5%	0.83	9.0%
General and administrative	0.53	5.4%	0.48	5.1%	0.50	5.1%	0.50	5.4%
Aircraft lease and facility exit costs	-	-	-	-	-	-	0.07	0.8%
(Gains)/losses on sales of assets, net	(0.01)	(0.1)%	(0.02)	(0.3)%	(0.01)	(0.1)%	(0.01)	(0.2)%
Depreciation	0.29	2.9%	0.27	3.0%	0.28	2.8%	0.28	3.0%
Total operating expenses	9.65	97.9%	8.68	93.0%	9.52	96.6%	8.88	96.3%

Three months ended September 30, 2006 as compared to three months ended September 30, 2005

Mainline Revenues

Industry fare pricing behavior has a significant impact on our revenues. Because of the elasticity of passenger demand, we believe that increases in fares may at certain levels result in a decrease in passenger demand in many markets. We cannot predict future fare levels, which depend on a substantial degree on actions of competitors and the economy. When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share and maximize revenues. In addition, certain markets we serve are destinations that cater to vacation or leisure travelers, resulting in seasonal fluctuations in passenger demand and revenues in these markets.

Passenger Revenues - Mainline. Mainline passenger revenues totaled $277,720,000 for the quarter ended September 30, 2006 compared to $229,397,000 for the quarter ended September 30, 2005, an increase of 21.1%. Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenues from tickets flown generated 91.1% of our mainline passenger revenues and increased $43,244,000 or 20.6% over the prior year. The increase in ticket sales resulted from a 14.7% increase in ASM’s, or $30,859,000, an increase of 0.4 points in load factor, or $1,360,000, and a 4.6% increase in our yields from ticket sales, or $11,025,000. The percentage of revenues generated from other sources compared to total mainline revenue are as follows: Administrative fees were 2.7%; revenue recognized for tickets that were not used within one year from issuance were 2.7%, charter revenues were 0.8% and revenue from our co-branded credit card were 1.8%. These sources of revenue increased total mainline passenger revenue by $5,449,000 as compared to prior year. The increase is primarily due to our 19.7% increase in passengers and the increased usage of our co-branded credit card.

Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $5,042,000 and $4,263,000 for the quarter ended September 30, 2006 and September 30, 2005, respectively, an increase of 18.3% and were 1.8% of total mainline operating revenues for each of the quarters ended September 30, 2006 and 2005. The increase in other revenues was primarily due to increases in revenue from these services due to the increase in passengers.

Mainline Operating Expenses

Total mainline operating expenses were $278,734,000 and $218,481,000 for the quarters ended September 30, 2006 and 2005, respectively, and represented 97.9% and 93.0% of total mainline revenues, respectively. Mainline operating expenses increased as a percentage of mainline revenue during the quarter ended September 30, 2006 largely a result of an increase of 25.3% in our average aircraft fuel cost per gallon for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits increased 14.2% to $61,984,000 compared to $54,286,000, and were 21.8% and 23.1% of total mainline revenue for the quarters ended September 30, 2006 and 2005, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of an increase in the number of employees to support our continued capacity growth, general wage increases, increases in heath insurance costs and increases in workers compensation insurance. Our employee count increased 9.4% from approximately 4,570 at September 30, 2005 to 5,000 at September 30, 2006, which is less than the 14.7% increase in mainline ASMs.

Flight Operations. Flight operations expenses increased 13.7% to $39,148,000 as compared to $34,438,000, and were 13.8% and 14.7% of total mainline revenue for the quarters ended September 30, 2006 and 2005, respectively. Flight operations expenses increased due to an increase in mainline block hours from 50,976 for the quarter ended September 30, 2005 to 59,603 for the quarter ended September 30, 2006, an increase of 16.9%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 13.4% to $22,851,000 compared to $20,148,000, and were 8.1% and 8.8% of passenger mainline revenue for the quarters ended September 30, 2006 and 2005, respectively. We employed approximately 1,530 pilots and flight attendants at September 30, 2006 as compared to 1,355 at September 30, 2005, an increase of 12.9%. We increased the number of pilots and flight attendants over the prior year to support the 16.9% increase in block hours and the 12.2% increase in the average aircraft in service.

Aircraft insurance expenses totaled $2,700,000 (0.9% of total mainline revenue) and $2,552,000 (1.2% of total mainline revenue) for the quarters ended September 30, 2006 and 2005, respectively. Aircraft insurance expenses were .12¢ and .13¢ per RPM for the quarters ended September 30, 2006 and 2005, respectively. Our aircraft hull and liability coverage renewed on June 7, 2005 through December 31, 2005 at premiums that were reduced by 13%. We further reduced our premiums by 11% for the policy which covers January 1, 2006 to December 31, 2006. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current Government war risk policy is in effect until December 31, 2006. We do not know whether the government will extend the coverage beyond December 31, 2006, and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft fuel expense. Aircraft fuel expenses include both the direct cost of fuel including taxes and hedging activities as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $101,450,000 for 41,679,000 gallons used and $70,912,000 for 36,471,000 gallons used and resulted in an average fuel cost of $2.43 and $1.94 per gallon for the quarters ended September 30, 2006 and 2005, respectively, an increase of 25.3%. Aircraft fuel expenses, excluding non-cash mark to market derivative gains and losses, were $2.35 and $1.95 per gallon for the quarters ended September 30, 2006 and 2005, respectively. Aircraft fuel expenses represented 35.6% and 30.2% of total mainline revenue for the quarters ended September 30, 2006 and 2005, respectively. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. Fuel consumption for the quarters ended September 30, 2006 and 2005 averaged 699 and 715 gallons per block hour, respectively, a decrease of 2.2%. Fuel consumption per block hour decreased during the quarter ended September 30, 2006 from the prior comparable period because we implemented several fuel conservation initiatives.

Our aircraft fuel expenses for the quarter ended September 30, 2006 include a mark to market derivative loss of $3,515,000 recorded as an increase to fuel expense and cash settlements of $277,000 paid to a counter-party recorded as an increase in fuel expense. Our aircraft fuel expenses for the quarter ended September 30, 2005 include a mark to market derivative gain of $281,000 recorded as a decrease to fuel expense and cash settlements of $1,834,000 received from a counter-party recorded as a decrease in fuel expense.

Aircraft and Engine Lease Expenses. Aircraft lease expenses totaled $27,326,000 (9.6% of total mainline revenue) and $23,472,000 (10.0% of total mainline revenue) for the quarters ended September 30, 2006 and 2005, respectively, an increase of 16.4%. The increase in lease expense is due to an increase in the average number of leased aircraft from 33.0 to 37.0, or 12.1%, increases in lease rates for four of our aircraft that have variable rents based on LIBOR and additional rent related to two additional spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $39,120,000 and $34,114,000, an increase of 14.7%, for the quarters ended September 30, 2006 and 2005, respectively, and represented 13.7% and 14.5% of total mainline revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. As of September 30, 2006, we served 39 mainline-only cities compared to 42 mainline-only cities as of September 30, 2005, a decrease of 7.1%, as a result of more cities that have been supplemented with RJ service. During the quarter ended September 30, 2006, our departures increased to 25,297 from 21,189, an increase of 19.4%. Aircraft and traffic servicing expenses were $1,546 per departure for the quarter ended September 30, 2006 as compared to $1,610 per departure for the quarter ended September 30, 2005, or a decrease of 4.0%. The decrease in the expense per departure is due to the realization of economies of scale.

Maintenance. Maintenance expenses of $22,068,000 and $18,518,000 were 7.8% and 7.9% of total revenue for the quarters ended September 30, 2006 and 2005, respectively, and increased by 19.2% in the current period as compared to last year. Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance cost per block hour was $370 and $363 for the quarters ended September 30, 2006 and 2005, respectively, an increase of 1.9%, primarily due to expensive repairs for certain aircraft parts, costs associated with the implementation of a new inventory system and an increase in wages. Our aircraft will require more maintenance and maintenance expenses per block hour will increase as they age.

Promotion and Sales. Promotion and sales expenses totaled $26,240,000 and $18,645,000 and were 9.2% and 7.9% of total mainline revenue for the quarters ended September 30, 2006 and 2005, respectively, an increase of 40.7%. During the quarter ended September 30, 2006, promotion and sales expenses per mainline passenger, excluding a tax adjustment in 2005, decreased to $10.81 from $10.96 for the quarter ended September 30, 2005. During the quarter ended September 30, 2005, promotion and sales expense included a favorable sales and use tax credit of $3,589,000 with respect to the taxation of ticketing services which related to the periods from September 2001 through June 2005. Promotion and sales expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. These expenses are partially offset by marketing programs in which we receive proceeds from the sale of frequent flyer miles.

General and Administrative. General and administrative expenses for the quarters ended September 30, 2006 and 2005 totaled $15,419,000 and $12,070,000, respectively, and were 5.4% and 5.1% of total mainline revenue, respectively, an increase of 27.7%. General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments. General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses increased primarily due to increases in workers compensation expense due to the development of claims from the prior year.

Depreciation. Depreciation expenses were $8,304,000 and $6,862,000 and were approximately 2.9% and 3.0% of total mainline revenue for the quarters ended September 30, 2006 and 2005, respectively, an increase of 21.0%. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service of 17.6 during the quarter ended September 30, 2006 as compared to 15.9 purchased aircraft in service for the quarter ended September 30, 2005. The increase in depreciation expense is also due to investments in rotable aircraft components, aircraft improvements and ground equipment to support the 14.7% increase in our capacity during the quarter ended September 30, 2006.

Business Interruption Insurance Proceeds. Insurance proceeds totaled $868,000 for the quarter ended September 30, 2006. These insurance proceeds were a result of final settlements of business interruption claims that covered some of our lost profits when our service to New Orleans, Louisiana and Cancun, Mexico was disrupted by hurricanes during the fiscal year ended March 31, 2006.

Nonoperating Income (Expense). Net nonoperating expense totaled and $3,608,000 and $3,180,000 for the quarters ended September 30, 2006 and 2005, respectively. These are comprised primarily of interest income and expense.

Interest income increased to $4,203,000 from $1,911,000 during the quarter ended September 30, 2006 from the prior comparable period as a result of an increase in short-term interest rates earned on investments and an increase in our cash position largely as a result of the net proceeds of $88,759,000 from our convertible notes offering in December 2005.

Interest expense increased to $7,840,000 for the quarter ended September 30, 2006 from $5,044,000 for the quarter ended September 30, 2005, an increase of 55.4%. The increase in interest expense was a result of an increase in the weighted average borrowing rate, additional aircraft related debt and additional debt of

$92,000,000 from our convertible notes offering in December 2005. The effective rate on our convertible notes is 5.6% and resulted in an increase of $1,031,000 in interest expense, net of capitalized interest of $290,000 on aircraft pre-delivery payments. Debt related to aircraft increased from $346,467,000 as of September 30, 2005 to $377,198,000 as of September 30, 2006 with an increase in the average weighted interest rate from 5.64% to 7.20% as of September 30, 2005 and 2006, respectively.

Income Tax Benefit. We recorded an income tax benefit of $160,000 during the three months ended September 30, 2006 as a true-up of a year-to-date tax provision based on an annualized expected tax rate.

Regional Partner

Regional partner revenues are derived from Frontier JetExpress operated by Horizon and do not include the incremental revenue from passengers connecting from regional flights to mainline flights, which are included in our mainline passenger revenue. Operating expenses include all direct costs associated with Frontier JetExpress operated by Horizon plus payments of performance bonuses if earned under our contract with Horizon.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreement with Horizon in which we reimburse these expenses plus a margin. Operating expenses also include other direct costs incurred for which we do not pay a margin.   These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenues - Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $25,132,000 for the quarter ended September 30, 2006 and $23,391,000 for the quarter ended September 30, 2005, a 7.4% increase. The increase in revenue is due to a 3.4% increase in passengers coupled with an increase in the average fare to $103.95 from $99.99, an increase of 4.0%.

Regional Partner Expense. Regional partner expense for the quarter ended September 30, 2006 and 2005 totaled $28,033,000 and $26,308,000, respectively, and was 111.5% and 112.5% of total regional partner revenues, respectively, an increase of 6.6%. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. The increase in expenses is primarily due to the accrual of a margin bonus and the 7.2% increase in fuel expense for the regional partner operations.

Six Months ended September 30, 2006 as compared to the Six Months ended September 30, 2005

Summary

We had net income of $4,466,000 or 12¢ per diluted share for the six months ended September 30, 2006, as compared net income of $4,172,000 or 11¢ per diluted share for the six months ended September 30, 2005. Included in our net income for the six months ended September 30, 2006 were the following items before the effect of income taxes: gains of $647,000 related to the sale of Boeing parts held for sale and other assets and a non-cash mark to market losses on fuel hedges of $3,700,000. These items, net of income taxes and bonuses, decreased our net income by 5¢ per share. Included in our net income for the six months ended September 30, 2005 were the following items before the effect of income taxes: a charge of $3,312,000 relating to three leased Boeing 737-300 aircraft we ceased using during the first quarter, gains of $691,000 related to the sale of Boeing parts held for sale and other assets and a non-cash mark to market loss on fuel hedges of $726,000. These items, net of income taxes, decreased our net income by 6¢ per share.

Our mainline passenger yield per RPM was 11.99¢ and 11.47¢ for the six months ended September 30, 2006 and 2005, respectively, an increase of 4.5%. Our mainline average fare was $103.22 for the six months ended September 30, 2006 as compared to $102.79 for the six months ended September 30, 2005, an increase of 0.4%. Our length of haul was 936 and 967 miles for the six months ended September 30, 2006 and 2005, respectively, a decrease of 3.2%. Our mainline load factor was 79.7% for the six months ended September 30, 2006 as compared to 77.7% for the six months ended September 30, 2005, an increase of 2.0 points. Our RASM for the six months ended September 30, 2006 and 2005 was 9.55¢ and 8.92¢, respectively, an increase of 7.1%.

Our mainline CASM for the six months ended September 30, 2006 and 2005 was 9.52¢ and 8.88¢, respectively, an increase of 7.2%. The increase in mainline CASM was largely due to an increase in fuel expense of 3.38¢ per ASM from 2.69¢ per ASM for the periods ending September 30, 2006 and 2005, respectively, an increase of 25.7%. Mainline CASM excluding fuel was 6.14¢ per ASM as compared to 6.19¢ per ASM for the periods ending September 30, 2006 and 2005, respectively, a decrease of 0.8%.

For the six months ended September 30, 2006, our mainline break-even load factor was 77.7% compared to our achieved passenger load factor of 79.7%. Our mainline break-even load factor for the six months ended September 30, 2005, was 75.9% compared to our achieved passenger load factor of 77.7%. Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM to 9.52¢ during the six month period ended September 30, 2006 (primarily due to increases in fuel costs) from 8.88¢ during the six month period ended September 30, 2005, or 7.2%, partially offset by an increase in our mainline RASM of 7.1%.

Mainline Revenues

Mainline Passenger Revenues. Mainline passenger revenues totaled $546,084,000 for the six months ended September 30, 2006 compared to $437,464,000 for the six months ended September 30, 2005, an increase of 24.8%. We carried 4,832,000 mainline revenue passengers during the six months ended September 30, 2006 compared to 3,912,000 mainline revenue passengers during the six months ended September 30, 2005, an increase of 23.5%. We had an average of 52.7 aircraft in service during the six months ended September 30, 2006 compared to an average of 47.2 aircraft in service during the six months ended September 30, 2005, an increase of 11.7%. Mainline ASMs increased to 5,678,077,000 for the six months ended September 30, 2006 from 4,864,412,000 for the six months ended September 30, 2005, an increase of 16.7%. Mainline RPMs for the six months ended September 30, 2006 were 4,523,498,000 compared to 3,780,979,000 for the six months ended September 30, 2005, an increase of 19.6%, outpacing the increase in mainline ASMs. Our mainline RASM increased to 9.55¢ from 8.92¢, an increase of 7.1%. Our mainline average fare was $103.22 for the six months ended September 30, 2006 as compared to $102.79 for the six months ended September 30, 2005, an increase of 0.4%. Our length of haul was 936 and 967 miles for the six months ended September 30, 2006 and 2005, respectively, a decrease of 3.2%. Our mainline load factor increased to 79.7% for the six months ended September 30, 2006 as compared to 77.7% for the six months ended September 30, 2005, an increase of 2.0 points.

Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $9,794,000 and $8,433,000 and were 1.8% and 1.9% of total mainline operating revenues for the six months ended September 30, 2006 and 2005, respectively, an increase of 16.1%. The increase in other revenues was primarily due to increases in revenue from these services due to the increase in passengers.

Mainline Operating Expenses

Total mainline operating expenses were $540,633,000 and $431,996,000 for the six months ended September 30, 2006 and 2005, respectively, and represented 96.6% and 96.3% of total mainline revenue, respectively. Operating expenses increased as a percentage of revenue during the six months ended September 30, 2006 largely a result of an increase of 26.9% in our aircraft fuel cost per gallon for the six months ended September 30, 2006 as compared to the prior comparable period. This was partially offset by an increase in our RASM coupled with an increase in our load factor of 2.0 points.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 11.4% to $120,891,000 for the six months ended September 30, 2006 compared to $108,491,000 for the six months ended September 30, 2005, and were 21.6% and 24.2% of total mainline revenues for the six months ended September 30, 2006 and 2005, respectively. Salaries, wages and benefits increased over the prior comparable period largely as a result of the 9.4% increase in the employee count, general wage increases, increases in workers compensation insurance and additional stock-based compensation expense.

Flight Operations. Flight operations expenses increased 14.6% to $78,984,000 as compared to $68,910,000, and were 14.1% and 15.4% of total mainline revenue for the six months ended September 30, 2006 and 2005, respectively. Flight operations expenses increased due to an increase in mainline block hours from 98,355 for the six months ended September 30, 2005 to 116,621 for the six months ended September 30, 2006, an increase of 18.6%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 14.2% to $45,585,000 compared to $39,919,000, and were 8.3% and 9.1% of passenger mainline revenue for the six months ended September 30, 2006 and 2005, respectively. We employed 12.9% more pilot and flight attendants as compared to the comparable period last year. The increase of 12.9% in the number of pilots and flight attendants is less than the 18.6% increase in block hours due to better utilization of reserve crews. The increase in salaries was due to general increases in wage rates.

Aircraft insurance expenses totaled $5,411,000 (1.0% of total mainline revenue) and $5,249,000 (1.2% of total mainline revenue) for the six months ended September 30, 2006 and 2005, respectively. Aircraft insurance expenses were .12¢ and .14¢ per RPM for the six months ended September 30, 2006 and 2005, respectively. Our aircraft hull and liability coverage renewed on June 7, 2005 through December 31, 2005 at premiums that were reduced by 13%. We further reduced our premiums by 11% for the policy which covers January 1, 2006 to December 31, 2006.

Aircraft Fuel. Aircraft fuel costs were $191,864,000 for 81,400,000 gallons used and $130,742,000 for 70,253,000 gallons used for the six months ended September 30, 2006 and 2005, respectively and resulted in an average fuel cost of 2.36¢ and 1.86¢ per gallon, an increase of 26.9%. Aircraft fuel costs, excluding unrealized hedging losses and gains, were 2.31¢ and 1.85¢ per gallon for the six months ended September 30, 2006 and 2005, respectively. Aircraft fuel expenses represented 34.3% and 29.1% of total mainline revenue for the six months ended September 30, 2006 and 2005, respectively. The results of operations for the six months ended September 30, 2006 include mark to market derivative losses of $3,700,000 as an increase in fuel and net gains of $1,274,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. The results of operations for the six months ended September 30, 2005 include a non-cash mark to market loss of $726,000 and a realized net gain of approximately $3,965,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. Fuel consumption for the six months ended September 30, 2006 and 2005 averaged 698 and 714 gallons per block hour, respectively, a decrease of 2.2%. Fuel consumption per block hour decreased during the six months ended September 30, 2006 from the prior comparable period due to the implementation of strategic initiatives.

Aircraft Lease. Aircraft lease expenses totaled $53,208,000 (9.5% of total mainline revenue) and $46,903,000 (10.5% of total mainline revenue) for the six months ended September 30, 2006 and 2005, respectively, an increase of 13.4%. The increase in lease expense is due to an increase in the average number of leased aircraft (an increase from 32.2 to 36.2, or 12.4%), increases in lease rates for four of our aircraft that have variable rents based on LIBOR and additional rent related to two spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $77,108,000 and $65,867,000, an increase of 17.1%, for the six months ended September 30, 2006 and 2005, respectively, and represented 13.8% and 14.7% of total mainline revenue. During the six months ended September 30, 2006, our departures increased to 48,787 from 40,503, an increase of 20.5%. Aircraft and traffic servicing expenses were $1,581 per departure for the six months ended September 30, 2006 as compared to $1,626 per departure for the six months ended September 30, 2005, a decrease of 2.8%.

Maintenance. Maintenance expenses of $42,664,000 and $38,528,000 were 7.6% and 8.6% of total revenue for the six months ended September 30, 2006 and 2005, respectively, and increased by 10.7% in the current period as compared to last year. Maintenance cost per block hour was $366 and $392 for the six months ended September 30, 2006 and 2005, respectively, a decrease of 6.6%. Maintenance cost for the six months ended September 30, 2005 includes expenses related to the return of Boeing aircraft.

Promotion and Sales. Promotion and sales expenses totaled $52,917,000 and $40,517,000 and were 9.5% and 9.0% of total revenue excluding revenues from our regional partner operations for the six months ended September 30, 2006 and 2005, respectively, an increase of 30.6%. During the six months ended September 30, 2005 we reduced promotion and sales expense by $3,144,000 due to a favorable sales and use tax credit on the taxation of ticketing services which related to September 2001 to March 2005. During the six months ended September 30, 2006, promotion and sales expenses, excluding the sales tax adjustment in 2005, per mainline passenger decreased to $10.95 from $11.16 for the six months ended September 30, 2005.

General and Administrative. General and administrative expenses for the six months ended September 30, 2006 and 2005 totaled $28,713,000 and $24,322,000, respectively, and were 5.1% and 5.4% of total mainline revenue, respectively, an increase of 18.1%. The increase in general and administrative expenses primarily related to an increase in workers compensation expense, bonus accruals and stock-based compensation expense offset by a decrease in health insurance expense.

Depreciation. Depreciation expenses of $15,836,000 and $13,534,000 and were approximately 2.8% and 3.0% of total mainline revenue for the six months ended September 30, 2006 and 2005, respectively, an increase of 17.0%. Depreciation expense increased over the prior comparable period as a result of the increase of the average number of aircraft owned increased to 17.2 during the six months ended September 30, 2006 as compared to 15.8 during the six months ended September 30, 2005, an increase of 8.9%.

Nonoperating Expense. Net nonoperating expense totaled $6,442,000 for the six months ended September 30, 2006 as compared to net nonoperating expense of $6,037,000 for the six months ended September 30, 2005, an increase of 6.7%.

Interest income increased to $8,156,000 from $3,275,000 during the six months ended September 30, 2006 from the prior comparable period as a result of an increase in cash and cash equivalents due to the net proceeds raised in our convertible notes offering.

Interest expense increased to $14,672,000 for the six months ended September 30, 2006 from $9,162,000 for the six months ended September 30, 2005. The increase in interest expense was due to the convertible bonds issued in December 2006, additional debt due to the increase in the average number of owned aircraft during the period from 15.8 to 17.2 and an increase in the weighted average borrowing rate. The effective rate on our convertible notes is 5.6% and resulted in an increase of $1,909,000 in interest expense, net of capitalized interest of $719,000 on aircraft pre-delivery payments. Aircraft debt increased from $346,467,000 as of September 30, 2005 to $377,198,000 as of September 30, 2006 with an increase in the average weighted interest rate from 5.64% to 7.20% as of September 30, 2005 and 2006, respectively.

Income Tax Expense. We recorded an income tax expense of $3,731,000 during the six months ended September 30, 2006 at a 45.5% rate, compared to an income tax expense of $2,203,000 during the six months ended September 30, 2005 at a 34.6% rate. The fluctuation in our tax rate is due to the impact of permanent differences as a percentage of income.

Regional Partner

Passenger Revenues - Regional Partner. Regional partner revenues, from Frontier JetExpress operated by Horizon totaled $52,461,000 for the six months ended September 30, 2006 and $46,345,000 for the six months ended September 30, 2005, a 13.2% increase. The increase in revenue is due to an increase in the average fare to $103.71 from $99.28, an increase of 4.5% and an increase in the passenger load factor by 3.6 points from the prior comparable period.

Operating Expenses - Regional Partner. Regional partner expense for the six months ended September 30, 2006 and 2005 totaled $57,516,000 and $50,426,000, respectively, and was 109.6% and 108.8% of total regional partner revenues, respectively. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. The increase in costs is primarily due to the accrual of a margin bonus and the 24.3% increase in fuel cost.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, advanced ticket sales, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 15 additional Airbus aircraft that as of September 30, 2006 are scheduled for delivery through August 2010 and ten Bombardier aircraft scheduled for delivery through December 2007.

We had cash and cash equivalents of $221,242,000 and $272,840,000 at September 30, 2006 and March 31, 2006, respectively. At September 30, 2006, total current assets were $375,644,000 as compared to $300,015,000 of total current liabilities, resulting in working capital of $75,629,000. At March 31, 2006, total current assets were $390,957,000 as compared to $301,011,000 of total current liabilities, resulting in working capital of $89,945,000. The decrease in our working capital from March 31, 2006 to September 30, 2006 is largely a result of increases in our fuel inventories and cash collateral requirements reflected in restricted investments.

Operatingactivities. Cash used by operating activities for the six months ended September 30, 2006 was $9,550,000 as compared to cash provided by operatiing activities of $2,398,000 for the six months ended September 30, 2005. The decrease in operating cash flows was primarily due to the increase in our bankcard and letters of credit collateral requirements which increased our restricted cash. Our bankcard collateral requirement at September 30, 2006 is based on our air traffic liability as of June 30, 2006 which is seasonally high for the summer travel period.

Investing Activities. Cash used in investing activities for the six months ended September 30, 2006 was $82,614,000. Capital expenditures were $129,083,000 for the six months ended September 30, 2006 which included the purchase of three Airbus A319 aircraft and one spare engine , the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. We received $43,316,000 primarily from the sale of one of the three newly acquired Airbus A319 aircraft and a spare engine in two sale-leaseback transactions and proceeds from the sale of Boeing assets held for sale. Aircraft lease and purchase deposits made during the period were $23,369,000, including $9,335,000 for pre-delivery payments on Bombardier Q400 aircraft, which was offset by pre-delivery payments and deposits totaling $26,522,000 applied against the purchase of three Airbus A319 aircraft, one spare engine and LiveTV equipment.

Cash used in investing activities for the six months ended September 30, 2005 was $71,523,000. Capital expenditures were $81,413,000 for the six months ended September 30, 2005 and included the purchase of two Airbus A319 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements and ground equipment. Aircraft lease and purchase deposits made during the period were $15,892,000, which was offset by pre-delivery payments totaling $18,705,000 applied against the purchase of two Airbus A319 aircraft and LiveTV equipment.

Financing Activities. Cash provided by financing activities for the six months ended September 30, 2006 was $40,566,000. During the six months ended September 30, 2006, we paid $10,957,000 of debt principal payments on our 18 owned aircraft and we borrowed $52,400,000 for two additional Airbus A319 aircraft. We also were required to increase our compensating balance at a bank by $750,000 to secure letters of credit.

Cash provided by financing activities for the six months ended September 30, 2005 was $41,425,000. During the six months ended September 30, 2005, we borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, paid $9,248,000 of debt principal payments on our 16 owned aircraft and we repaid short-term borrowings of $5,000,000 under a revolving line of credit. During the six months ended September 30, 2005, we also received $1,417,000 from the exercise of common stock options and paid $443,000 of fees for debt financing.

Other Items that Impact our Liquidity

We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. In September 2005, we filed a shelf registration statement with the SEC, which will enable us to periodically sell up to $250,000,000 in preferred and common stock and debt and other securities. In December 2005, in the first offering under this shelf registration statement, we issued $92,000,000 of 5% convertible notes due 2025. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit, aircraft sale-leasebacks, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans and activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

We have obtained financing for all of our Airbus aircraft deliveries scheduled through February 2007 and all ten Bombardier aircraft for which we have firm purchase commitments and expect to have adequate liquidity to cover our contractual obligations. However, we cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended March 31, 2006.

Employees

In September 2006, we were notified by the National Mediation Board that two unions petitioned for representation of our flight attendants; the International Brotherhood of Teamsters (“IBT”) and the Frontier Flight Attendants Association (“FFAA”). However, only the IBT had enough authorization cards to be included in the election ballot. The election will begin on November 7, 2006 and the results will be announced on November 30, 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006:

	Less than	2-3	4-5	After
	1 year	years	years	5 years	Total
	(In thousands)

Long-term debt - principal (1)	$25,160	$54,847	$80,729	$308,462	$469,198
Long-term debt - interest (1)	30,470	55,344	46,880	114,758	247,452
Operating leases (2)	148,474	270,175	244,529	531,991	1,195,169
Unconditional purchase obligations (3) (4) (5) (6)	210,105	357,386	180,780	-	748,271
Total contractual cash obligations	$414,209	$737,752	$552,918	$955,211	$2,660,090

(1)
At September 30, 2006, we had 18 loan agreements for 13 Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 16 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At September 30, 2006, interest rates for these loans ranged from 6.50% to 7.77%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an A319 aircraft. This loan has a seven-year term with quarterly installments of $248,000. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 9.31% at September 30, 2006.

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

(2)
As of September 30, 2006, we have leased 35 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2013 to 2019. Under all of our leases, we have made cash security deposits or arranged for letters of credit representing approximately two months of lease payments per aircraft. At September 30, 2006, these deposits totaled of 17,686,000. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of September 30, 2006, we have taken delivery of 19 of these aircraft. The remaining aircraft is scheduled for delivery in February 2007. Total operating lease obligations include the aircraft not yet received.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2006 to 2015. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)
As of September 30, 2006, we have remaining firm purchase commitments for 14 additional aircraft that have scheduled delivery dates beginning in August 2006 and continuing through August 2010. We also have a remaining firm purchase commitment for one spare engine scheduled for delivery in December 2009. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of September 30, 2006, we had made pre-delivery payments on future deliveries totaling $27,927,000 to secure these aircraft.

(4)
In September 2006, we entered into an agreement with Bombardier, Inc. for the firm purchase of ten Q400 aircraft. Included in the purchase commitments are the remaining amounts due to Bombardier and amounts for spare aircraft components to support the additional purchase aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of September 30, 2006, we had made pre-delivery payments on future deliveries totaling $9,335,000 to secure these aircraft.

(5)
In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We intend to install LiveTV in every new Airbus aircraft we place in service. The table above includes amounts for the installation of DirectTV for the remaining 15 Airbus aircraft we currently expect to purchase or lease, less deposits made of $173,000.

(6)
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

Commercial Commitments

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of September 30, 2006, we had outstanding letters of credit, bonds, and cash security deposits totaling $18,779,000, $1,608,000, $19,502,000 respectively.

We also have an agreement with another financial institution where we can issue letters of credit of up to 50% of certain spare parts inventories less amounts borrowed under the credit facility. As of September 30, 2006, we had $11,807,000 available under this facility, which is reduced by letters of credit issued of $11,300,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving letter of credit that permits us to issue letters of credit up to $3,500,000. In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000. As of September 30, 2006, we have utilized $4,634,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions.

As of September 30, 2006, that amount totaled $53,993,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with these estimated bankcard transactions. As of December 1, 2006, our requirements results in a decrease of approximately $7,779,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of September 30, 2006, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended October 20, 2006, the bond coverage would be increased to $4,233,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price and a floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. Non-cash mark to market losses recorded on fuel derivative contracts for the six months ended September 30, 2006 and 2005 were $3,700,000 and $726,000, respectively, and cash settlements for fuel derivatives contracts during the six months ended September 30, 2006 and 2005 were $1,274,000 and $3,965,000, respectively. We have entered into the following swap and collar agreements that cover periods during our fiscal year 2007:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

November 2005	Jet A	50,000	April 1, 2006 - June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon	15%
June 2006	Crude Oil	85,000	July 1, 2006 - September 30, 2006	$76.00 per barrel cap, with a floor of $67.15	24%
June 2006	Crude Oil	50,000	October 31, 2006 - December 31, 2006	$77.00 per barrel cap, with a floor of $69.40	14%
September 2006	Jet A	90,000	October 1, 2006 - December 31, 2006	$1.9545 per gallon, with a floating price	25%
September 2006	Jet A	70,000	October 1, 2006 - December 31, 2006	$1.94 per gallon, with a floor of $1.7775 per gallon	20%
September 2006	Jet A	55,000	January 1, 2007 - March 31, 2007	$2.27 per gallon, with a floor of $1.9485 per gallon	15%

*    Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.
**  One barrel is equal to 42 gallons.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR. During the six months ended September 30, 2006 and 2005, interest expense was decreased by $129,000 and $84,000, respectively, for this agreement. Approximately $404,000 of unrealized gains are included in accumulated other comprehensive income, net of income taxes of $69,000, as of September 30, 2006.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft. The agreement was subsequently modified and extended in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in table above. The costs under this agreement for our purchased aircraft for the six months ended September 30, 2006 and 2005 were approximately $2,910,000 and $1,268,000, respectively. For our leased aircraft, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements. At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.

Critical Accounting Policies and Estimates

Other than the updated discussion of stock-based compensation below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates included in our annual report on Form 10-K for the period ended March 31, 2006.

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

New Accounting Standards

In March 2006, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entitiesmay adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. As such, EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We have not yet analyzed the impact FAS 158 will have on our financial condition, results of operations, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the six months ended September 30, 2006. Based on actual fuel usage for the six months ended September 30, 2006, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense for the quarter ended September 30, 2006 by approximately $20,799,000, excluding the impact of our fuel hedging. Comparatively, based on projected fiscal year 2007 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2007, by approximately $39,441,000, excluding the effects of our fuel hedging arrangements.

Our results of operations for the six months ended September 30, 2006 include cash settlements on fuel derivative contracts of $1,274,000 recorded as a decrease to fuel expense and non-cash mark to market losses of $3,700,000 recorded as an increase in fuel expense with respect to fuel hedging agreements. As of September 30, 2006, the fair value of the hedge agreements recorded on the balance sheet as a liability was $2,724,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 72.8% of our debt is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $3,415,000 assuming the loans outstanding that are subject to interest rate adjustments at September 30, 2006 totaling $341,452,000 are outstanding for the entire period.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we pay a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of September 30, 2006, we had hedged approximately 1.6% of our variable interest rate loans that are based on three-month LIBOR rates. As of September 30, 2006, the fair value of the swap agreement is recorded in the balance sheet as an asset of $57,131.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on September 7, 2006 at which a quorum for the transaction of business was present.  One matter was voted upon, as described below.

Members of the Board of Directors elected at the meeting were Samuel D. Addoms, D. Dale Browning, Paul S. Dempsey, Patricia A. Engels, B. Larae Orullian, Jeff S. Potter, and James B. Upchurch.  The votes cast with respect to each nominee were as follows:

Director	For	Withheld

Mr. Addoms	32,869,185	282,108
Mr. Browning	32,795,977	355,316
Mr. Dempsey	32,872,116	279,177
Ms. Engels	32,887,192	264,101
Ms. Orullian	32,846,707	304,586
Mr. Potter	33,867,058	284,235
Mr. Upchurch	32,993,803	157,490

Item 6.  Exhibits

Exhibit
Numbers	Description of Exhibits

Exhibit 2 - Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1
Agreement and Plan of Merger, dated as of January 31, 2006, by and among Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., and FA Sub, Inc. (Annex I to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 3 - Articles of Incorporation and Bylaws:

3.1
Amended and Restated Certificate of Incorporation of Frontier Airlines Holdings, Inc. (Annex II to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

3.2	Bylaws of Frontier Airlines Holdings, Inc. (Annex III to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 4 - Instruments defining the rights of security holders:

4.1	Specimen common stock certificate of Frontier Airlines Holdings, Inc.

4.2
Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 - Air Transportation Stabilization Board. Two Warrants, dated as of February 14, 2003, substantially identical in all material respects to this Exhibit, have been entered into with each of the Supplemental Guarantors granting each Supplemental Guarantor a warrant to purchase 191,697 shares under the same terms and conditions described in this Exhibit. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 25, 2003).

4.2(a)
Warrant Supplement to Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 - Air Transportation Stabilization Board. Two Warrant Supplements dated March 17, 2006, substantially identical in all material respects to this Exhibit have been entered into with each of the Supplemental Guarantors.

4.3
Registration Rights Agreement dated as of February 14, 2003 by and between and Frontier Airlines, Inc. as the Issuer, and the Holders of Warrants to Purchase Common Stock. Portions of this Exhibit have been omitted excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 25, 2003).

Exhibit 10 - Material Contracts:

†10.13(a)*	Amendment No. 2 to the Director Compensation Agreement between Frontier Airlines, Inc. and Samuel D. Addoms dated effective April 1, 2003. (Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

10.30*
Purchase Agreement dated September 1, 2006 between Bombardier, Inc. and Frontier Airlines Holdings, Inc., relating to the purchae of Bombardier Q400 aircraft. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received.

Exhibits 31 and 32 - Certifications

31.1*	Certification of President and Chief Executive Officer of Frontier Airlines Holdings, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Frontier Airlines Holdings, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES HOLDINGS, INC.

Date: October 27, 2006	By:/s/ Paul H. Tate
Paul H. Tate, Senior Vice President and
Chief Financial Officer

Date: October 27, 2006	By:/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer