Form 10-Q
period 2006-12-31
Frontier Airlines Holdings, Inc.
filed 2007-01-30
CIK 1351548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51890

FRONTIER AIRLINES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

The number of shares of the Company’s Common Stock outstanding as of January 22, 2007 was 36,627,455.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	December 31, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$191,587	$272,840
Restricted investments	49,700	35,297
Receivables, net of allowance for doubtful accounts of $1,240 and $1,261 at December 31, 2006 and March 31, 2006, respectively	24,462	41,691
Prepaid expenses and other assets	22,536	23,182
Inventories, net of allowance of $288 and $378 at December 31, 2006 and March 31, 2006, respectively	16,283	6,624
Assets held for sale	2,282	3,543
Deferred tax asset	10,250	7,780
Total current assets	317,100	390,957
Property and equipment, net (note 4)	579,012	510,428
Security and other deposits	20,615	19,597
Aircraft pre-delivery payments	49,270	40,449
Restricted investments	2,845	481
Deferred loan fees and other assets	6,860	8,520
	$975,702	$970,432

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,577	$44,955
Air traffic liability	130,807	153,662
Other accrued expenses (note 6)	62,777	67,683
Current portion of long-term debt	25,537	22,274
Deferred revenue and other current liabilities (note 5)	17,818	12,437
Total current liabilities	283,516	301,011
Long-term debt related to aircraft notes (note 10)	345,191	313,482
Convertible debt	92,000	92,000
Deferred tax liability	10,387	12,733
Deferred revenue and other liabilities (note 5)	22,878	22,430
Total liabilities	753,972	741,656

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	-	-
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,622,455 and 36,589,705 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	37	37
Additional paid-in capital	193,790	192,936
Unearned ESOP shares	-	(2,094)
Accumulated other comprehensive income, net of tax (note 7)	97	151
Retained earnings	27,806	37,746
	221,730	228,776
	$975,702	$970,432

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended December 31, 2006 and 2005
(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Revenues:
Passenger- mainline	$237,912	$217,812	$783,996	$655,276
Passenger- regional partner	22,593	23,490	75,053	69,835
Cargo	1,653	1,462	5,234	4,054
Other	4,284	4,199	14,078	12,631

Total revenues	266,442	246,963	878,361	741,796

Operating expenses:
Flight operations	39,111	35,188	118,094	104,097
Aircraft fuel	81,593	77,649	273,457	208,391
Aircraft and engine lease	27,553	23,371	80,761	70,274
Aircraft and traffic servicing	43,078	35,184	120,186	101,050
Maintenance	22,403	18,487	65,067	57,015
Promotion and sales	23,435	19,852	76,352	60,369
General and administrative	12,657	12,481	41,370	36,803
Operating expenses - regional partner	26,163	29,144	83,679	79,569
Aircraft lease and facility exit costs	-	-	(14)	3,365
Gains losses on sales of assets, net	(8)	(274)	(655)	(965)
Depreciation	8,923	7,545	24,759	21,080

Total operating expenses	284,908	258,627	883,056	741,048

Business interruption insurance proceeds (note 11)	-	-	868	-

Operating income (loss)	(18,466)	(11,664)	(3,827)	748

Nonoperating income (expense):
Interest income	3,824	2,560	11,980	5,835
Interest expense	(7,889)	(5,709)	(22,561)	(14,871)
Other, net	(184)	(53)	(110)	(203)

Total nonoperating income (expense), net	(4,249)	(3,202)	(10,691)	(9,239)

Loss before income tax expense	(22,715)	(14,866)	(14,518)	(8,491)

Income tax benefit	(8,309)	(4,576)	(4,578)	(2,372)

Net loss	$(14,406)	$(10,290)	$(9,940)	$(6,119)

Loss per share (note 9):
Basic and diluted	$(0.39)	$(0.28)	$(0.27)	$(0.17)

Weighted average shares of common stock outstanding
Basic and diluted	36,617	36,188	36,602	36,128

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended December 31, 2006 and 2005
(In thousands)	Nine Months Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net loss	$(9,940)	$(6,119)
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Compensation expense under long-term incentive plans and employee ownership plans	2,813	2,377
Depreciation and amortization	25,911	21,782
Inventory provisions and the write-off of fixed assets beyond economic repair	835	(34)
Deferred tax expense	(4,782)	(2,367)
Mark to market derivative losses	2,306	2,254
Gains on disposal of assets, net	(655)	(965)
Changes in operating assets and liabilities:
Restricted investments	(16,017)	(4,503)
Receivables	17,230	(8,419)
Security and other deposits	(138)	109
Prepaid expenses and other assets	646	(1,165)
Inventories	(9,569)	300
Other assets	(31)	641
Accounts payable	1,622	(3,717)
Air traffic liability	(22,855)	(2,945)
Other accrued expenses	(4,907)	1,190
Deferred revenue and other liabilities	3,764	7,086
Net cash (used in) provided by operating activities	(13,767)	5,505

Cash flows from investing activities:
Decrease in short term investments	-	3,000
Aircraft lease and purchase deposits made	(36,222)	(21,556)
Aircraft lease and purchase deposits returned and applied	26,522	18,989
Decrease in restricted investments	-	2,034
Proceeds from the sale of property and equipment and assets held for sale	43,706	9,081
Capital expenditures	(135,610)	(88,641)
Net cash used in investing activities	(101,604)	(77,093)

Cash flows from financing activities:
Net proceeds from issuance of common stock	135	1,551
Payment to bank for compensating balance	(750)	(2,000)
Payment on short-term borrowings	-	(5,000)
Proceeds from long-term borrowings	52,400	146,700
Principal payments on long-term borrowings	(17,428)	(14,864)
Payment of financing fees	(239)	(3,914)
Net cash provided by financing activities	34,118	122,473

Net (decrease) increase in cash and cash equivalents	(81,253)	50,885

Cash and cash equivalents, beginning of period	272,840	171,795

Cash and cash equivalents, end of period	$191,587	$222,680

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2006

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

The consolidated financial statements include the accounts of Frontier Holdings, Frontier Airlines, Inc. (“Frontier”), and Lynx Aviation, Inc. (“Lynx Aviation”). At this time, Frontier and Lynx Aviation are wholly owned subsidiaries of Frontier Holdings. The financial performance of Frontier Holdings is represented by the financial performance of Frontier and includes only start-up costs for Lynx Aviation as it has not yet commenced operations. The Company currently operates in one business segment that provides air transportation to passengers and cargo and includes mainline operations and a regional partner.

Financial results for the Company and airlines in general, are seasonal in nature. More recently, results for Frontier’s first and second fiscal quarters have exceeded its third and fourth fiscal quarters. Results of operations for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

Frontier Jet Express

In September 2003, the Company signed an agreement with Horizon (“Horizon Agreement”), under which Horizon operates up to nine 70-seat CRJ 700 aircraft under the Frontier JetExpress brand. The service began on January 1, 2004 with three aircraft. The Company increased JetExpress aircraft to a total of eight aircraft in service and one spare aircraft as of June 1, 2004. In September 2006, the Company amended the Horizon Agreement to provide that all nine CRJ-700 aircraft will be returned to Horizon during a one-year ramp down period starting in January 2007. The Company entered into an agreement with Republic Airlines, Inc. in January 2007 to operate under the Frontier JetExpress brand that replaces these aircraft (see Note 12).

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

Lynx Aviation

In September 2006, the Company formed a new wholly owned subsidiary, Lynx Aviation, which intends to assume a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft with the option to purchase ten additional aircraft. The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the start-up phase of operations. Lynx Aviation plans to commence revenue service in July 2007 with ten aircraft in service by the end of calendar year 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires recognition of the funded status of its retiree medical plan as an asset or a liability in the Company’s fiscal 2007 year-end balance sheet. FAS 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, modifies the timing of reporting and adds certain other disclosures relating to retirement plans. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact of FAS 158 and what impact it will have on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of March 31, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

Share-Based Payment

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations (“SFAS 123(R)”), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to both (1) unvested awards under the Company’s 2004 Equity Incentive Plan (“2004 Plan”) outstanding as of March 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) any new share-based awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company's options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method.

The Company has recorded $241,000 and $719,000 of stock-based compensation expense, net of estimated forfeitures, during the three and nine months ended December 31, 2006, respectively, as a result of its adoption of SFAS 123(R). See Note 3 for information on the assumptions the Company used to calculate the fair value of stock-based compensation. Unrecognized stock compensation expense related to unvested options and awards outstanding as of December 31, 2006 was approximately $3,530,000, and will be recorded over the remaining vesting periods of one to five years.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and nine months ended December 31, 2006, the Company did not record any excess tax benefit generated from option exercises.

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

The table below summarizes the impact on the Company’s results of operations for the three and nine months ended December 31, 2006 of outstanding stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) issued under the 2004 Plan as recognized under the provisions of SFAS 123(R):

	Three months ended December 31, 2006	Nine months ended December 31, 2006
	(In thousands)
Stock-based compensation expense:
Stock options and SARs	$170	$511
RSUs	71	208
Income tax benefit	(64)	(187)
Net decrease to net income	$177	$532

Decrease to income per share:
Basic and diluted	$-	$0.01

The following table illustrates the effect on the net loss and loss per common share for the three and nine months ended December 31, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS 123:

	Three months ended December 31, 2005	Nine months ended December 31, 2005
	(In thousands)
Net loss, as reported	$(10,290)	$(6,119)
Add: stock-based compensation expense included in reported net earnings, net of tax	27	66

Less: total compensation expense determined under fair value method for all awards, net of tax	(135)	(405)
Pro forma net loss	$(10,398)	$(6,458)

Loss per share, basic and diluted:
As reported	$(0.28)	$(0.17)
Pro forma	$(0.29)	$(0.18)

3.	Stock-Based Compensation

On September 9, 2004, the shareholders of Frontier approved the 2004 Plan. Frontier Holdings assumed all of the outstanding options and awards under the 2004 Plan effective upon the closing of the Reorganization. The 2004 Plan, which includes stock options issued since 1994 under a previous equity incentive plan, allows the Compensation Committee of the Board of Directors to grant stock options, SARs, and RSUs, any or all of which may be made contingent upon the achievement of service or performance criteria. Eligible participants include members of the Company’s Board of Directors, all full-time director and officer level employees of the Company, and such other employees as may be identified by the Compensation Committee from time to time who are legally eligible to participate. Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award. The 2004 Plan expires September 12, 2009. The 2004 Plan allows up to a maximum of 2,500,000 shares for option grants and 500,000 shares for RSUs, subject to adjustment only to reflect stock splits and similar recapitalization events. With certain exceptions, stock options and SARs issued under the 2004 Plan generally vest in equal installments over a five-year period from the date of grant and expire ten years from the grant date. RSU’s cliff vest on the third or fifth anniversary of the date of grant. As of December 31, 2006, the Company had 1,743,000 shares available for future grants.

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

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for stock option and SAR grants issued during the nine months ended December 31, 2006 and 2005:

	Nine months ended December 31,
	2006	2005
Assumptions:
Risk-free interest rate	4.85%	4.05%
Dividend yield	0%	0%
Volatility	70.76%	74.4%
Expected life (years)	5	5

The per share weighted-average grant-date fair value of SARs granted during the nine months of fiscal year 2007 was $4.61 using the above weighted-average assumptions.

A summary of the stock option and SARs activity and related information for the nine months ended December 31, 2006 is as follows:

	Options and SARs	Weighted- Average Exercise Price
Outstanding, March 31, 2006	2,564,787	$11.07
Granted	178,907	$7.43
Exercised	(30,750)	$4.37
Surrendered	(55,308)	$12.97
Outstanding, December 31, 2006	2,657,636	$10.87

Exercisable at end of period	2,170,137	$11.45

Exercise prices for options and SARs outstanding under the 2004 Plan as of December 31, 2006 ranged from $2.13 per share to $24.17 per share. The weighted-average remaining contractual life of these equity awards is 5.3 years. The aggregate intrinsic value of vested options and SARs was $1,227,582 as of December 31, 2006. A summary of the outstanding and exercisable options and SARs at December 31, 2006, segregated by exercise price ranges, is as follows:

Exercise Price Range	Options and SARs Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Exercisable Options and SARs	Weighted- Average Exercise Price

$2.13 - $5.42	478,500	$4.95	2.7	455,500	$4.95
$5.80 - $7.77	513,129	$7.17	7.1	209,500	$6.99
$8.00 - $10.12	446,948	$9.39	6.1	323,486	$9.16
$10.45 - $14.35	469,759	$11.68	5.1	432,351	$11.62
$14.80 - $17.00	497,500	$16.36	5.3	497,500	$16.36
$17.02 - $24.17	251,800	$19.91	5.4	251,800	$19.91
	2,657,636	$10.87	5.3	2,170,137	$11.45

Restricted Stock Units

SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service condition. The grant-date fair value of RSU awards are being expensed over the vesting period. RSUs are classified as equity awards.

As of December 31, 2006, the Company had outstanding RSUs with service conditions and vesting periods that range from three to five years.

A summary of the activity for the nine months ended December 31, 2006 for RSUs is as follows:

	RSUs
	Number of RSUs	Weighted- Average Grant Date Market Value
Outstanding, March 31, 2006	75,604	$10.15
Granted	135,746	$7.36
Surrendered	(5,184)	$8.27
Released	(2,000)	$7.03
Outstanding, December 31, 2006	204,166	$8.37

4.	Property and Equipment, Net

At December 31, 2006 and March 31, 2006, property and equipment consisted of the following:

	December 31, 2006	March 31, 2006
	(In thousands)

Aircraft, spare aircraft parts, and improvements to leased aircraft	$635,258	$555,574
Ground property, equipment and leasehold improvements	44,302	35,937
Computer software	9,479	6,585
Construction in progress	4,052	1,597
	693,091	599,693
Less accumulated depreciation	(114,079)	(89,265)

Property and equipment, net	$579,012	$510,428

5.	Deferred Revenue and Other Liabilities

At December 31, 2006 and March 31, 2006, deferred revenue and other liabilities consisted of the following:

	December 31, 2006	March 31, 2006
	(In thousands)
Current:
Deferred revenue primarily related to co-branded credit card	$16,488	$12,437
Fair value on fuel hedge contracts	1,330	-
Total current portion	17,818	12,437

Long-term:
Deferred revenue primarily related to co-branded credit card	3,079	2,748
Deferred rent	19,185	19,093
Other	614	589
Total long-term portion	22,878	22,430

Total deferred revenue and other liabilities	$40,696	$34,867

6.	Other Accrued Expenses

At December 31, 2006 and March 31, 2006, other accrued expenses consisted of the following:

	December 31, 2006	March 31, 2006
	(In thousands)
Accrued salaries and benefits	$39,807	$35,203
Federal excise and other passenger taxes payable	12,037	23,715
Property tax payable and income taxes payable	5,018	2,529
Other	5,915	6,236

Total other accrued expenses	$62,777	$67,683

7.	Comprehensive Loss

A summary of the comprehensive loss for the three and nine months ended December 31, 2006 and 2005 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net loss	$(14,406)	$(10,290)	$(9,940)	$(6,119)
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax	(24)	(36)	(54)	(90)
Total comprehensive income	$(14,430)	$(10,326)	$(9,994)	$(6,209)

8.	Retirement Health Plan

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65. The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

Net periodic benefit cost for the three and nine months ended December 31, 2006 and 2005 include the following components:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Service cost	$248	$238	$744	$715
Interest cost	79	68	238	203
Recognized net actuarial loss	3	15	9	46
Net periodic benefit cost	$330	$321	$991	$964

9.	Loss Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if outstanding stock option and warrants were exercised. In addition, diluted convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator.

During the three and nine months ended December 31, 2006, interest on convertible notes, net of tax, of $443,000 and $1,570,000, respectively, and 8,900,000 shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended December 31, 2006, the common stock equivalents of the weighted average options, SARS, RSUs and warrants outstanding of 1,238,000 and 851,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended December 31, 2006, the weighted average options, SARS and RSUs outstanding of 1,983,000 and 2,127,000, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

During the three and nine months ended December 31, 2005, interest on convertible notes, net of tax, of $233,000 and shares of 2,418,000 and 809,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ending December 31, 2005, the common stock equivalents of the weighted average options, SARS, RSUs, and warrants outstanding of 1,656,000 and 2,060,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended December 31, 2005, the weighted average options, SARS and RSUs outstanding of 1,718,000 and 1,500,000, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

10.	Long-term Debt

During the nine months ended December 31, 2006, the Company borrowed $52,400,000 for the purchase of two Airbus A319 aircraft. These senior loans have terms of 12 years and are payable in quarterly installments of $767,000 and $764,000, respectively, as of December 31, 2006, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR. These loans each bear interest at rates of 7.32% at December 31, 2006. At the end of the term, there are balloon payments of $5,240,000 for each of these loans. A security interest in the two purchased aircraft secures the loans.

In March 2005, the Company entered into a 42-month revolving bank credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes. Under this facility, the Company may borrow the lesser of $13,000,000 or 50% of the current market value of pledged eligible spare parts. The amount of letters of credit available is equal to the amount available under the facility less current borrowings. The amount available under the Credit Facility at December 31, 2006 was $12,735,000, which was reduced by letters of credit issued during the quarter of $11,300,000 for a net amount available for borrowings of $1,435,000. There were no amounts borrowed under the Credit Facility as of December 31, 2006.

In July 2005, the Company entered into a 12-month credit agreement with a bank for a $5,000,000 revolving letter of credit facility, under which $3,500,000 could be used for issuance of letters of credit. This agreement was renewed in July 2006 for an additional year and the revolving letter of credit facility was increased to $5,750,000, The availability of letters of credit was also increased. Under the renewed agreement, $5,000,000 may be used for the issuance of letters of credit, which must be collateralized by a borrowing base consisting of certain receivable balances at the time of issuance. As of December 31, 2006, the aggregate amount of letters of credit issued under the agreement was $4,821,000. A cash compensating balance of $2,750,000 as of December 31, 2006 has been maintained to secure the letters of credit, and the Company also has cash balances of $2,845,000 to secure these letters of credit, which have been classified as restricted investments on the balance sheet.

The Credit Facility and the agreement contain standard events of default provisions, including a financial covenant to maintain $120,000,000 of unrestricted cash, with a 30-day cure period.

11.	Business Interruption Insurance Proceeds

During the nine months ended December 31, 2006, the Company recorded insurance proceeds of $868,000. These insurance proceeds were a result of final settlements of business interruption claims that covered lost profits when the Company’s service to Cancun, Mexico and New Orleans, Louisiana was disrupted by hurricanes during the fiscal year ended March 31, 2006.

12.	Subsequent Event

On January 11, 2007, the Company signed an agreement with Republic Airlines, Inc. (“Republic”), under which Republic will operate up to 17 76-seat Embraer 170 aircraft under the Frontier JetExpress brand. The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008. The service will begin on March 4, 2007 and replaces the CRJ 700 aircraft operated by Horizon. The Company will control the routing, scheduling and ticketing of this service. The Company will reimburse Republic for its expenses related to the operation plus a margin on certain of their expenses. The agreement provides for financial incentives and penalties based on the performance of Republic.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project,” “believe” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; the inability to successfully renegotiate with Continental Airlines a lease for our maintenance hanger located at DIA that expires in February 2007; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and their impact on oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of competing airlines, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexican markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel price:, new business strategies such as the start-up of a new subsidiary using a different type of aircraft and in different markets and a new regional jet partner, and various risk factors to our business discussed elsewhere in this report. Forward-looking statements include the statements in “Outlook” below. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. Additional information regarding these and other factors is contained in our SEC filings, including without limitation, our Form 10-K for the year ended March 31, 2006. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

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

We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet in service to 55 jets as of January 22, 2007 (37 of which we lease and 18 of which we own), consisting of 48 Airbus A319s and seven Airbus A318s. In April 2005, we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft. During the three and nine months ended December 31, 2006, we increased year-over-year capacity by 9.5% and 14.3%, respectively. During the three and nine months ended December 31, 2006, we increased mainline passenger traffic by 8.2% and 16.0%, respectively, over the prior comparable periods, outpacing our increase in capacity for the nine months ended December 31, 2006. We intend to continue our growth strategy and to expand to new markets and add frequency to existing markets that we believe are under-served.

In September 2006, we formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”), that intends to assume a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft. The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the start-up phase of operations. Lynx Aviation plans to commence revenue service in July 2007 with ten aircraft in service by the end of calendar year 2007. At this time, Frontier and Lynx Aviation are the only subsidiaries of Frontier Holdings. The financial performance of Frontier Holdings is represented by the financial performance of Frontier and includes only start-up costs for Lynx Aviation as it has not commenced operations yet. Lynx Aviation sent their application to the DOT for certification in January 2007.

On January 11, 2007, we signed an agreement with Republic Airlines, Inc. (“Republic”), under which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand. The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008. The service will begin on March 4, 2007 and replaces our agreement with Horizon, which will expire on return of the last aircraft in December 2007. We will control the routing, scheduling and ticketing of this service. We will reimburse Republic for its expenses related to the operation plus a margin on certain of their expenses. The agreement provides for financial incentives and penalties based on the performance of Republic.

Now in our 13th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. As of January 22, 2007, we, in conjunction with Frontier JetExpress operated by Horizon Air Industries, Inc. (“Horizon”), operate routes linking our Denver hub to 46 U.S. cities spanning the nation from coast to coast, eight cities in Mexico and Calgary in Alberta, Canada. We also provide service to Mexico from eight non-hub cities and we began service between San Francisco, California and Los Angeles, California with five daily frequencies on June 29, 2006 and service between San Francisco, California and Las Vegas, Nevada on December 14, 2006 with one daily frequency.

We have continued our Mexico expansion, and as of January 22, 2007 we serve the following routes:

Destination	Current non-stop round-trip frequencies

California:
Los Angeles to Cabo San Lucas	One Daily
San Diego to Cancun*	Once per week
San Francisco to Cabo San Lucas	Daily except Saturdays

Colorado:
Denver to Acapulco*	Twice per week
Denver to Cabo San Lucas	Daily
Denver to Cancun	Daily
Denver to Cozumel	Three per week
Denver to Guadalajara	Four weekly
Denver to Ixtapa/Zihuatanejo	Three per week
Denver to Mazatlan	Four weekly
Denver to Puerto Vallarta	Daily

Missouri:
Kansas City to Cabo San Lucas*	Once per week
Kansas City to Puerto Vallarta*	Once per week
St. Louis to Cancun*	Three per week

Indiana:
Indianapolis to Cancun*	Three per week

Tennessee:
Nashville to Cancun*	Three per week

Utah:
Salt Lake City to Cancun	Once per week

* Seasonal service

In March 2007, we plan to provide seasonal service with three flights a week from San Jose, California to Cabo San Lucas and four flights a week from Sacramento, California to Cabo San Lucas. On November 28, 2006, we announced that we plan to provide mainline daily non-stop service between DIA and Bradley International Airport (“BDL”) in Hartford, Connecticut beginning March 2, 2007. On December 12, 2006, we announced that we plan to offer daily mainline non-stop service between DIA and Vancouver International Airport (“YVR”) beginning May 5, 2007. On January 16, 2007, we also announced that we plan to offer two daily non-stop flights between DIA and Louisville, Kentucky with the use of our new Embraer 170 jets operated by Republic beginning on April 1, 2007.

In September 2003, we signed an agreement with Horizon (“Horizon Agreement”), under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. We control the scheduling of this service. We reimburse Horizon for its expenses related to the operation plus a margin. The agreement provides for financial incentives, penalties and changes to the margin based on the performance of Horizon and our financial performance. In September 2006, we amended the Horizon Agreement to provide that all nine CRJ-700 aircraft will be returned to Horizon during a one-year ramp down period starting in January 2007. As of January 22, 2007 Frontier JetExpress provided service to Boise, Idaho; Billings, Montana; El Paso, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Oklahoma City, Oklahoma; Spokane, Washington; and Calgary, Alberta, Canada and supplements our mainline service to Albuquerque, New Mexico; Dayton, Ohio; Omaha, Nebraska, and San Jose, California. Service to these destinations will be replaced with mainline service or Embraer 170 jets.

We currently lease 18 gates on Concourse A at DIA on a preferential basis. We use these 18 gates and share use of up to four common use regional jet parking positions to operate approximately 277 daily mainline flight departures and arrivals and 40 Frontier JetExpress daily system flight departures and arrivals.

Overview

We intend to continue our focused growth strategy while keeping our operating costs low. One of the key elements to keeping our costs low was the completion of the transition from a Boeing fleet to an all Airbus fleet in April 2005. This strategy produces cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We also keep our operating costs low by operating only two types of Airbus aircraft with a single class of service. Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage. The anticipated addition of the Bombardier Q400 turboprop aircraft through our Lynx Aviation subsidiary and the expansion of our JetExpress operation will allow us to add routes to under-served markets in Colorado and elsewhere in the Rocky Mountain region using the economically correct gauge of equipment and operating performance. We anticipate that Lynx Aviation will begin revenue service in July 2007.

As of January 22, 2007, we had remaining firm purchase commitments for 24 aircraft (four Airbus 318 aircraft, ten Airbus 320 aircraft and ten Bombardier Q400 aircraft), and we intend to take delivery of one additional leased A319 aircraft in February 2007. We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are under-served.

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

Highlights from the Quarter ended December 31, 2006 and the period until January 22, 2007

•	In December 2006, the readers of Business Traveler magazine selected Frontier as the best low cost carrier in the U.S. in the magazine’s 18th annual Readers’ Choice Business Travel Survey.

•	On November 30, 2006, our flight attendants voted against union representation by the IBT. This is the fifth time our flight attendants voted against union representation.

•
In November 2006, we partnered with AirTran Airways to create the first Low Cost Carrier referral and frequent flyer partnership in the industry that offers travelers the ability to reach more than 80 destinations across four countries. This partnership enables both airlines to increase destination options by linking phone and online reservations systems as well as enabling Frontier’s EarlyReturns and AirTran’s A+ Rewards members to earn and redeem mileage/travel credits on both airlines.

•
In January 2007, the Frontier Airline Pilots Association (“FAPA”) announced a tentative agreement on a new collective bargaining agreement. If approved by FAPA membership, the new four-year agreement would amend the previous five-year contract signed in May 2000. The tentative agreement was presented to the pilot group for ratification in mid-January 2007 with approval from the pilot group expected in mid-February. If approved, it is expected that the agreement would become effective around March 1, 2007.

•
On January 11, 2006, we signed an agreement with Republic Airlines, Inc. (“Republic”), under which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand. The service will begin on March 4, 2007 and will replace our agreement with Horizon.

Operating Statistics

The following table provides certain of our financial and operating data for the three and nine months ended December 31, 2006 and 2005.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$237,912	$217,812	9.2%	$783,996	$655,276	19.6%
Revenue passengers carried (000s)	2,086	1,872	11.4%	6,918	5,784	19.6%
Revenue passenger miles (RPMs) (000s) (2)	1,919,890	1,774,114	8.2%	6,443,388	5,555,093	16.0%
Available seat miles (ASMs) (000s) (3)	2,694,959	2,461,668	9.5%	8,373,036	7,326,080	14.3%
Passenger load factor (4)	71.2%	72.1%	(0.9) pts.	77.0%	75.8%	1.2 pts.
Break-even load factor (5)	77.1%	75.2%	(1.9) pts.	77.6%	75.7%	1.9 pts.
Block hours (6)	56,761	50,968	11.4%	173,382	149,323	16.1%
Departures	23,644	20,835	13.5%	72,431	61,338	18.1%
Average seats per departure	129.7	129.4	0.2%	129.6	129.4	0.2%
Average stage length	879	913	3.7%	892	923	(3.4%)
Average length of haul	920	948	(3.0%)	931	960	(3.0%)
Average daily block hour utilization (7)	11.2	11.3	(0.9%)	11.8	11.4	3.5%
Passenger yield per RPM (cents) (8), (9)	12.20	12.04	1.3%	12.05	11.65	3.4%
Total yield per RPM (cents) (9), (10)	12.70	12.60	0.8%	12.47	12.10	3.1%
Passenger yield per ASM (cents) (9), (11)	8.69	8.68	0.1%	9.28	8.84	5.0%
Total yield per ASM (cents) (9), (12)	9.05	9.08	(0.3%)	9.59	9.17	4.6%
Cost per ASM (cents)	9.60	9.32	3.0%	9.55	9.03	5.8%
Fuel expense per ASM (cents)	3.03	3.15	(3.8%)	3.27	2.84	15.1%
Cost per ASM excluding fuel (cents) (13)	6.57	6.17	6.5%	6.28	6.19	1.5%
Average fare (14)	$101.68	$104.72	(2.9%)	$102.76	$103.42	(0.6%)
Average aircraft in service	55.0	49.0	12.2%	53.5	47.8	11.9%
Aircraft in service at end of period	55.0	49.0	12.2%	55.0	49.0	12.2%
Average age of aircraft at end of period	3.1	2.4	29.2%	3.1	2.4	29.2%
Average fuel cost per gallon (15)	$2.12	$2.21	(4.1%)	$2.28	$1.98	15.2%
Fuel gallons consumed (000's)	38,535	35,076	9.9%	119,935	105,329	13.9%

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change

Selected Operating Data - Regional Partner:

Passenger revenue (000s) (1)	$22,593	$23,490	(3.8%)	$75,053	$69,835	7.5%
Revenue passengers carried (000s)	215	228	(5.7%)	720	695	3.6%
Revenue passenger miles (RPMs) (000s) (2)	140,401	156,565	(10.3%)	457,635	442,278	3.5%
Available seat miles (ASMs) (000s) (3)	203,705	215,077	(5.3%)	619,229	608,194	1.8%
Passenger load factor (4)	68.9%	72.8%	(3.9) pts	73.9%	72.7%	1.2 pts
Passenger yield per RPM (cents) (8), (9)	16.09	15.00	7.3%	16.40	15.79	3.9%
Passenger yield per ASM (cents) (9), (11)	11.09	10.92	1.6%	12.12	11.48	5.6%
Cost per ASM (cents)	12.84	13.55	(5.2%)	13.51	13.08	3.3%
Average fare (14)	$105.31	$103.13	2.1%	$104.19	$100.54	3.6%
Aircraft in service at end of period	9	9	-	9	9	-

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$260,505	$241,302	8.0%	$859,049	$725,111	18.5%
Revenue passengers carried (000s)	2,301	2,100	9.6%	7,638	6,479	17.9%
Revenue passenger miles (RPMs) (000s) (2)	2,060,291	1,930,679	6.7%	6,901,023	5,997,371	15.1%
Available seat miles (ASMs) (000s) (3)	2,898,664	2,676,745	8.3%	8,992,265	7,934,274	13.3%
Passenger load factor (4)	71.1%	72.1%	(1.0) pts.	76.7%	75.6%	1.1 pts.
Yield per RPM (cents) (8)	12.47	12.28	1.5%	12.34	11.96	3.2%
Total yield per RPM (cents) (9), (10)	12.93	12.79	1.1%	12.73	12.37	2.9%
Yield per ASM (cents) (11)	8.86	8.86	-	9.47	9.04	4.8%
Total yield per ASM (cents) (12)	9.19	9.23	(0.4%)	9.77	9.35	4.5%
Cost per ASM (cents)	9.83	9.66	1.8%	9.82	9.34	5.1%

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
For purposes of these calculation, charter revenue (and regional passenger revenue) is excluded from passenger revenue. These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission. We believe that presentation of break-even load factor excluding charter revenue is useful to investors because charter flights are not included in RPM’s or ASM’s. Furthermore, in preparing operating plans and forecasts, we rely on an analysis of break-even load factor exclusive of charter revenue (and regional passenger revenue). Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Three months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net loss	$ 14,406	$ 10,290	$ 9,940	$ 6,119
Income tax benefit	8,309	4,576	4,578	2,372
Passenger revenue	237,912	217,812	783,996	655,276
Revenue - regional partner	22,593	23,490	75,053	69,835
Charter revenue (included in passenger revenue)	(3,688)	(4,251)	(7,293)	(7,959)
Operating expenses - regional partner	(26,163)	(29,144)	(83,679)	(79,569)
Passenger revenue - mainline (excluding charter and regional partner revenue) required to break even	$ 253,369	$ 222,773	$ 782,595	$ 646,074

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Calculation of mainline break-even load factors:
Passenger revenue- mainline (excluding charter and regional partner revenue) required to break even ($000s)	$253,369	$222,773	$782,595	$646,074
Mainline yield per RPM (cents)	12.20	12.04	12.05	11.65

Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	2,076,795	1,850,274	6,494,564	5,545,700
Mainline available seat miles (000's)	2,694,959	2,461,668	8,373,036	7,326,080
Mainline break-even load factor	77.1%	75.2%	77.6%	75.7%

(6)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Passenger revenues - mainline, as reported	$237,912	$217,812	$783,996	$655,276
Less: charter revenue	3,688	4,251	7,293	7,959
Passenger revenues - mainline excluding charter	234,224	213,561	776,703	647,317
Add: Passenger revenues - regional partner	22,593	23,490	75,053	69,835
Passenger revenues, system combined	$256,817	$237,051	$851,756	$717,152

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(11)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
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

(15)
“Average fuel cost per gallon” includes a non-cash mark to market derivative gain of $1,394,000 and a non-cash mark to market derivative loss of $2,306,000 for the three and nine months ended December 31, 2006, respectively. Average fuel cost per gallon for the three and nine months ended December 31, 2005 includes a non-cash mark to market derivative loss of $1,529,000 and a non-cash mark to market derivative loss of $2,254,000, respectively.

Results of Operations

Three months ended December 31, 2006 - Summary

We had a net loss of $14,406,000 or 39¢ per diluted share for the quarter ended December 31, 2006, as compared to a net loss of $10,290,000 or 28¢ per diluted share for the quarter ended December 31, 2005. Included in our net loss for the quarter ended December 31, 2006 was a non-cash mark to market derivative gain which decreased fuel expense by $1,394,000. This item, net of income taxes, decreased our net loss by 2¢ per share for the quarter ended December 31, 2006. Included in our net loss for the quarter ended December 31, 2005 was a non-cash mark to market derivative loss, which increased fuel expense by $1,529,000, and gains on the sale of assets of $274,000. These items, net of income taxes, increased our net loss by 3¢ per share for the quarter ended December 31, 2005.

In December 2006, two major snow storms in Denver, Colorado had a significant negative impact on our operating results for the quarter ended December 31, 2006. We cancelled 875 flights, 104,567 passengers were impacted and one storm completely shut down Denver International Airport for almost 48 hours. We estimate that this storm reduced our revenue for the quarter ended December 31, 2006 by approximately $13,200,000 ($12,200,000 in mainline passenger revenue and $1,000,000 in regional partner revenue). In addition, the snow storms increased many variable costs including $1,200,000 in additional glycol expenses over the prior year and $889,000 in additional wages related to our flight crews and station personnel, offset by a reduction of fuel, landing fees, maintenance expenses and catering expenses of $3,306,000.

Fuel costs continue to remain at high levels, despite a decrease in prices beginning in late August 2006. Our average fuel cost per gallon, including hedging activities, was $2.12 during the quarter ended December 31, 2006, compared to $2.21 during the quarter ended December 31, 2005, a decrease of 4.1%. The average cost of fuel for the quarter ended December 31, 2006 includes a non-cash mark to market derivative gain of $1,394,000 and realized hedging losses of $3,791,000 or a net of 6.2¢ per gallon, as compared to a non-cash mark to market derivative loss of $1,529,000 and realized hedging gains of $1,264,000 for the quarter ended December 31, 2005, or 0.8¢ per gallon

Our mainline RASM for the quarter ended December 31, 2006 and 2005 was 8.69¢ and 8.68¢, respectively, an increase of 0.1%. This was driven by an increase in our mainline passenger yield per RPM of 1.3% offset by the 0.9 load factor decrease. Our mainline average fare was $101.68 for the quarter ended December 31, 2006 as compared to $104.72 for the quarter ended December 31, 2005, a decrease of 2.9%. The December snow storms were during our peak holiday traffic when we typically obtain our highest fares. As a result, the third quarter year-over-year average fare decreased. Our length of haul was 920 and 948 miles for the quarters ended December 31, 2006 and 2005, respectively, a decrease of 3.0%. The decreases in our mainline average fare are partially due to the change of our focus in our route structure to more short- and medium-haul markets. Our mainline load factor was 71.2% for the quarter ended December 31, 2006 as compared to 72.1% for the quarter ended December 31, 2005, a decrease of 0.9 points.

We have relatively low operating expenses excluding fuel because we currently operate a single fleet of aircraft in a single class of service with high aircraft utilization rates. Our mainline CASM for the quarters ended December 31, 2006 and 2005 was 9.60¢ and 9.32¢, respectively, an increase of 3.0%. Fuel cost per ASM for the quarter ended December 31, 2006 was 3.03¢ per ASM as compare to 3.15¢ per ASM for the quarter ending December 31, 2005, a decrease of 3.8%. Our mainline CASM excluding fuel for the quarter ended December 31, 2006 was 6.57¢ compared to 6.17¢ for the quarter ended December 31, 2005, an increase of 6.5%. CASM excluding fuel for the quarter ended December 31, 2006 increased primarily due to 86,648,000 mainline ASM’s which were not flown due to the 875 cancelled flights in December 2006, the additional cost of the December snow storms, start-up costs incurred for Lynx Aviation, and decreases in our length of haul. The decrease in length of haul is primarily due to the addition of the Los Angeles to San Francisco shuttle in which there are five round-trips per day which we have additional operating cost of $1,600,000 over prior year.

An airline's break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses. For the quarter ended December 31, 2006, our mainline break-even load factor was 77.1% compared to our achieved passenger load factor of 71.2%. Our mainline break-even load factor for the quarter ended December 31, 2005 was 75.2% compared to our achieved passenger load factor of 72.1%. Our mainline break-even load factor increased from the prior comparable period primarily as a result of an increase in our mainline CASM of 3.0%.

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Our operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and nine months ended December 31, 2006 and 2005. Regional partner revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2006		2005		2006		2005
	Revenue/ cost Per ASM	% of Total Revenue	Revenue/ cost Per ASM	% of Total Revenue	Revenue/ cost Per ASM	% of Total Revenue	Revenue/ cost Per ASM	% of Total Revenue

Revenues:
Passenger - mainline	8.83	97.6%	8.85	97.5%	9.36	97.6%	8.94	97.5%
Cargo	0.06	0.7%	0.06	0.7%	0.06	0.6%	0.06	0.6%
Other	0.16	1.7%	0.17	1.9%	0.17	1.8%	0.17	1.9%
Total revenues	9.05	100.0%	9.08	100.0%	9.59	100.0%	9.17	100.0%

Operating expenses:
Flight operations	1.45	16.0%	1.43	15.7%	1.41	14.7%	1.43	15.5%
Aircraft fuel	3.03	33.4%	3.15	34.7%	3.27	34.0%	2.84	31.0%
Aircraft and engine lease	1.02	11.3%	0.95	10.5%	0.96	10.1%	0.95	10.5%
Aircraft and traffic servicing	1.60	17.7%	1.43	15.7%	1.44	15.0%	1.38	15.0%
Maintenance	0.83	9.2%	0.75	8.3%	0.78	8.1%	0.78	8.4%
Promotion and sales	0.87	9.6%	0.80	8.9%	0.91	9.5%	0.82	9.0%
General and administrative	0.47	5.2%	0.51	5.6%	0.49	5.1%	0.50	5.5%
Aircraft lease and facility exit costs	-	-	-		-	-	0.05	0.5%
Gains on sales of assets, net	-	-	(0.01)	(0.1)%	(0.01)	(0.1)%	(0.01)	(0.1)%
Depreciation	0.33	3.7%	0.31	3.4%	0.30	3.1%	0.29	3.1%
Total operating expenses	9.60	106.1%	9.32	102.7%	9.55	99.5%	9.03	98.4%

Three months ended December 31, 2006 as compared to three months ended December 31, 2005

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

Passenger Revenues - Mainline. Mainline passenger revenues totaled $237,912,000 for the quarter ended December 31, 2006 compared to $217,812,000 for the quarter ended December 31, 2005, an increase of 9.2%. Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenues from ticketed passenger sales generated 89.1% of our mainline passenger revenues and increased $16,027,000 or 8.2% over the quarter ended December 31, 2005. The increase in mainline revenue earned from ticketed passenger sales resulted from a 9.5% increase in ASM’s, or $18,581,000, offset by a decrease of 0.9 points in load factor, or $2,471,000, and our yields from ticket sales remained relatively constant with a decrease of $83,000. The percentage of revenues generated from other sources compared to total mainline passenger revenue are as follows: Administrative fees were 2.7%; revenue recognized for tickets that were not used within one year from issuance were 3.1%, charter revenues were 1.6% and revenue from our co-branded credit card were 2.1%. These sources of revenue increased total mainline passenger revenue by $4,089,000 as compared to the quarter ended December 31, 2005.

Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $4,284,000 and $4,199,000 for the quarter ended December 31, 2006 and December 31, 2005, respectively, an increase of 2.0% and were 1.7% and 1.9% of total mainline operating revenues for the quarters ended December 31, 2006 and 2005. The increase in other revenues was primarily due to the increase in passengers offset by a decrease in excess baggage and ground handling revenue.

Mainline Operating Expenses

Total mainline operating expenses were $258,745,000 and $229,483,000 for the quarters ended December 31, 2006 and 2005, respectively, and represented 106.1% and 102.7% of total mainline revenues, respectively. Mainline operating expenses increased as a percentage of mainline revenue during the quarter ended December 31, 2006 largely a result of the loss of $12,200,000 in mainline revenue for the two significant snow storms in December 2006; $920,000 invested in the start-up of Lynx Aviation and $1,046,000 in a rent rate adjustment the Los Angeles International Airport applied retroactively from January 1, 2006 in December 2006.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits increased 9.3% to $60,664,600 compared to $55,492,000, and were 24.9% and 24.8% of total mainline revenue for the quarters ended December 31, 2006 and 2005, respectively. Salaries, wages and benefits increased over the prior comparable period largely as a result of an increase in the number of full-time equivalent employees to support our continued capacity growth. Our full-time equivalent employee count increased from approximately 4,100 at December 31, 2005 to 4,500 at December 31, 2006, or 9.8%.

Flight Operations. Flight operations expenses increased 11.1% to $39,111,000 as compared to $35,188,000, and were 16.0% and 15.7% of total mainline revenue for the quarters ended December 31, 2006 and 2005, respectively. Flight operations expenses increased due to an increase in mainline block hours from 50,968 for the quarter ended December 31, 2005 to 56,761 for the quarter ended December 31, 2006, an increase of 11.4%. Flight operations expenses include all expenses related directly to the operation of our aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 13.0% to $23,649,000 compared to $20,927,000, and were 9.9% and 9.6% of passenger mainline revenue for the quarters ended December 31, 2006 and 2005, respectively. We employed approximately 1,520 pilots and flight attendants at December 31, 2006 as compared to 1,400 at December 31, 2005, an increase of 8.6%. We increased the number of pilots and flight attendants over the prior year to support the 11.4% increase in block hours.

Aircraft insurance expenses totaled $2,460,000 (1.0% of total mainline revenue) and $2,334,000 (1.0% of total mainline revenue) for the quarters ended December 31, 2006 and 2005, respectively. Aircraft insurance expenses were $1.18 per passenger and $1.25 per passenger for the quarters ended December 31, 2006 and 2005, respectively, a decrease of 5.6%. Our aircraft hull and liability coverage renewed on June 7, 2005 through December 31, 2005 at premiums that were reduced by 13%. We further reduced our premiums by 11% for the policy which covers January 1, 2006 to December 31, 2006. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current government war risk policy is in effect until August 31, 2007. We do not know whether the government will extend the coverage beyond August 31, 2007 and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft fuel. Aircraft fuel expenses include both the direct cost of fuel including taxes and hedging activities as well as the cost of delivering fuel into the aircraft. Aircraft fuel costs of $81,593,000 for 38,535,000 gallons used and $77,649,000 for 35,076,000 gallons used and resulted in an average fuel cost of $2.12 and $2.21 per gallon for the quarters ended December 31, 2006 and 2005, respectively, a decrease of 4.1%. Aircraft fuel expenses, excluding non-cash mark to market derivative gains and losses, were $2.15 and $2.17 per gallon for the quarters ended December 31, 2006 and 2005, respectively. Aircraft fuel expenses represented 33.4% and 34.7% of total mainline revenue for the quarters ended December 31, 2006 and 2005, respectively. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. Fuel consumption for the quarters ended December 31, 2006 and 2005 averaged 679 and 688 gallons per block hour, respectively, a decrease of 1.3%. Fuel consumption per block hour decreased during the quarter ended December 31, 2006 from the prior comparable period due to the implementation of several fuel conservation initiatives.

Our aircraft fuel expenses for the quarter ended December 31, 2006 include a non-cash mark to market derivative gain of $1,394,000 recorded as a decrease to fuel expense offset by cash settlements of $3,791,000 paid to a counter-party recorded as an increase in fuel expense. Our aircraft fuel expenses for the quarter ended December 31, 2005 include a non-cash mark to market derivative loss of $1,529,000 recorded an increase to fuel expense and cash settlements of $1,264,000 received from a counter-party recorded as a decrease in fuel expense.

Aircraft and Engine Lease. Aircraft lease expenses totaled $27,553,000 (11.3% of total mainline revenue) and $23,371,000 (10.5% of total mainline revenue) for the quarters ended December 31, 2006 and 2005, respectively, an increase of 17.9%. The increase in lease expense is due to an increase in the average number of leased aircraft from 33.0 to 37.0, or 12.1%, and increases in lease rates for four of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $43,078,000 and $35,183,000, for the quarters ended December 31, 2006 and 2005, respectively, an increase of 22.4%, and represented 17.7% and 15.7% of total mainline revenue. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses. Aircraft and traffic servicing expenses fluctuate with the number of cities in our route system. Aircraft and traffic servicing during the quarter ended December 31, 2006 included an increase in glycol expenses of $1,200,000 primarily related to the December 2006 snow storms, $1,046,000 in a rent rate adjustment that the Los Angeles International Airport applied retroactively from January 1, 2006 in December 2006 and $1,600,000 in additional operating cost for the Los Angeles to San Francisco shuttle which operates five times a day.

During the quarter ended December 31, 2006, our departures increased to 23,644 from 20,835 for the quarter ended December 31, 2005, an increase of 13.5%. Aircraft and traffic servicing expenses were $1,822 per departure for the quarter ended December 31, 2006 as compared to $1,689 per departure for the quarter ended December 31, 2005, or an increase of 7.9%. A significant part of the aircraft and traffic servicing expenses are fixed in nature, as such, the cost per departure in 2006 was adversely impacted by the 875 cancelled flights in the December 2006 snow storms, the incremental glycol expenses for the December 2006 snow storm and the LAX rent adjustment.

Maintenance. Maintenance expenses of $22,403,000 and $18,487,000 were 9.2% and 8.3% of total revenue for the quarters ended December 31, 2006 and 2005, respectively, an increase of 21.2% in the current period as compared to the quarter ended December 31, 2005. Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance cost per block hour was $395 and $363 for the quarters ended December 31, 2006 and 2005, respectively, an increase of 8.8%, primarily due to increases in our maintenance agreement per flight hour rates, costs associated with the implementation of a new inventory system incurred in fiscal year 2007 and an increase in wages paid. The increase in our maintenance wages is due to increases in our wage rates in our union contracts and additional employees resulting from moving our maintenance operation from a five day schedule to a seven day schedule in July 2006. In addition, the 875 cancelled flights for the December 2006 snow storms decreased block hours by approximately 2,000. Our aircraft will require more maintenance and maintenance expenses per block hour will increase as they age.

Promotion and Sales. Promotion and sales expenses totaled $23,435,000 and $19,852,000 and were 9.6% and 8.9% of total mainline revenue for the quarters ended December 31, 2006 and 2005, respectively, an increase of 18.0%. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. These expenses are partially offset by marketing programs in which we receive proceeds from the sale of frequent flyer miles. During the quarter ended December 31, 2005, promotion and sales expense included a favorable sales and use tax credit of $1,300,000 with respect to the taxation of ticketing services that related to the periods from September 2001 through June 2005. During the quarter ended December 31, 2006, promotion and sales expenses per mainline passenger decreased to $11.23 from $11.30 (excluding the tax adjustment in 2005), for the quarter ended December 31, 2005.

General and Administrative. General and administrative expenses for the quarters ended December 31, 2006 and 2005 totaled $12,657,000 and $12,481,000, respectively, and were 5.2% and 5.6% of total mainline revenue, respectively, an increase of 1.4%. General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments. General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative costs increased modestly as compared to the 9.4% increase in our full-time equivalent employees due to decreases in our health insurance and worker’s compensation expense as compared to the quarter ended December 31, 2005.

Depreciation. Depreciation expenses were $8,923,000 and $7,545,000 and were approximately 3.7% and 3.4% of total mainline revenue for the quarters ended December 31, 2006 and 2005, respectively, an increase of 18.3%. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service to 18.0 during the quarter ended December 31, 2006 as compared to 15.3 purchased aircraft in service for the quarter ended December 31, 2005. The increase in depreciation expense is also due to investments in rotable aircraft components, aircraft improvements and ground equipment to support the 9.5% increase in our capacity during the quarter ended December 31, 2006.

Nonoperating Income (Expense). Net nonoperating expense totaled $4,249,000 and $3,202,000 for the quarters ended December 31, 2006 and 2005, respectively. These are comprised primarily of interest income and expense.

Interest income increased to $3,824,000 from $2,560,000 during the quarter ended December 31, 2006 from the prior comparable period as a result of an increase in short-term interest rates earned on investments and an increase in our cash position largely as a result of the net proceeds of $88,759,000 from our convertible notes offering in December 2005.

Interest expense increased to $7,889,000 for the quarter ended December 31, 2006 from $5,709,000 for the quarter ended December 31, 2005, an increase of 38.2%. The increase in interest expense was a result of an increase in the weighted average borrowing rate, additional aircraft related debt and additional debt of $92,000,000 from our convertible notes offering in December 2005. Debt related to aircraft increased from $340,851,000 as of December 31, 2005 to $370,728,000 as of December 31, 2006 with an increase in the average weighted interest rate from 6.20% to 7.13% as of December 31, 2005 and 2006, respectively.

Income Tax Benefit. We recorded income tax benefits of $8,309,000 and $4,576,000, respectively during the three months ended December 31, 2006 and 2005, respectively, as true-ups of year-to-date tax provisions based on an annualized expected tax rates.

Regional Partner

Regional partner revenues are derived from Frontier JetExpress operated by Horizon and do not include the incremental revenue from passengers connecting to/from regional flights from/to mainline flights, which are included in our mainline passenger revenue. Operating expenses include all direct costs associated with Frontier JetExpress operated by Horizon plus payments of performance bonuses if earned under our contract with Horizon.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreement with Horizon in which we reimburse these expenses plus a margin. Operating expenses also include other direct costs incurred for which we do not pay a margin.   These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenues - Regional Partner. Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon, totaled $22,593,000 for the quarter ended December 31, 2006 and $23,490,000 for the quarter ended December 31, 2005, a 3.8% decrease. The decrease in revenue was primarily due to revenue lost as a result of the December 2006 snow storms, which was approximately $1,000,000.

Operating Expenses - Regional Partner. Regional partner expense for the quarter ended December 31, 2006 and 2005 totaled $26,163,000 and $29,144,000, respectively, and was 115.8% and 124.1% of total regional partner revenues, respectively, a decrease of 10.2%. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. The decrease in expenses is primarily due to the reversal of an accrual for an annual margin bonus based on the consolidated operating results of the Company, a 9.4% decrease in fuel cost and less incremental costs associated with the cancelled flights.

Nine Months ended December 31, 2006 as compared to the Nine Months ended December 31, 2005

Summary

We had a net loss of $9,940,000 or 27¢ per diluted share for the nine months ended December 31, 2006, as compared to a net loss of $6,119,000 or 17¢ per diluted share for the nine months ended December 31, 2005. Included in our net loss for the nine months ended December 31, 2006 were the following items before the effect of income taxes: gains of $655,000 related primarily to the sale of Boeing parts held for sale and non-cash mark to market losses on fuel hedges of $2,306,000. These items, net of income taxes and bonuses, decreased our net income by 3¢ per share. Included in our net loss for the nine months ended December 31, 2005 were the following items before the effect of income taxes: a charge of $3,365,000 relating to three leased Boeing 737-300 aircraft we ceased using during the first quarter, gains of $965,000 related primarily to the sale of Boeing parts held for sale and a non-cash mark to market loss on fuel hedges of $2,254,000. These items, net of income taxes, increased our net loss by 9¢ per share.

Our mainline passenger yield per RPM was 12.05¢ and 11.65¢ for the nine months ended December 31, 2006 and 2005, respectively, an increase of 3.4%. Our mainline average fare was $102.76 for the nine months ended December 31, 2006 as compared to $103.42 for the nine months ended December 31, 2005, a decrease of 0.6%. Our length of haul was 931 and 960 miles for the nine months ended December 31, 2006 and 2005, respectively, a decrease of 3.0%. Our mainline load factor was 77.0% for the nine months ended December 31, 2006 as compared to 75.8% for the nine months ended December 31, 2005, an increase of 1.2 points. Our RASM for the nine months ended December 31, 2006 and 2005 was 9.28¢ and 8.84¢, respectively, an increase of 5.0%.

Our mainline CASM for the nine months ended December 31, 2006 and 2005 was 9.55¢ and 9.03¢, respectively, an increase of 5.8%. The increase in mainline CASM was largely due to an increase in fuel expense of 0.43¢ per ASM from 2.84¢ per ASM to 3.27¢ for the periods ending December 31, 2006 and 2005, respectively, an increase of 15.1%. Mainline CASM excluding fuel was 6.28¢ per ASM as compared to 6.19¢ per ASM for the periods ending December 31, 2006 and 2005, respectively, an increase of 1.5%.

For the nine months ended December 31, 2006, our mainline break-even load factor was 77.6% compared to our achieved passenger load factor of 77.0%. Our mainline break-even load factor for the nine months ended December 31, 2005 was 75.7% compared to our achieved passenger load factor of 75.8%. Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM to 9.55¢ during the nine month period ended December 31, 2006 (primarily due to increases in fuel costs) from 9.03¢ during the nine month period ended December 31, 2005, or 5.8%, offset by the decrease in our mainline RASM of 5.0%.

Mainline Revenues

Passenger Revenues - Mainline. Mainline passenger revenues totaled $783,996,000 for the nine months ended December 31, 2006 compared to $655,276,000 for the nine months ended December 31, 2005, an increase of 19.6%. We carried 6,918,000 mainline revenue passengers during the nine months ended December 31, 2006 compared to 5,784,000 mainline revenue passengers during the nine months ended December 31, 2005, an increase of 19.6%. We had an average of 53.5 aircraft in service during the nine months ended December 31, 2006 compared to an average of 47.8 aircraft in service during the nine months ended December 31, 2005, an increase of 11.9%. Our mainline average fare was $102.76 for the nine months ended December 31, 2006 as compared to $103.42 for the nine months ended December 31, 2005, a decrease of 0.6%.

Revenues from ticketed sales generated 90.7% of our mainline passenger revenues and increased $112,671,000 or 18.8% over the nine months ended December 31, 2005. The increase in ticketed sales resulted from a 14.3% increase in ASMs, or $85,481,000, an increase of 1.2 points in load factor, or $10,168,000, and an increase in our yields from ticket sales of 2.45% or $17,022,000. The percentage of revenues generated from other sources compared to total mainline revenue are as follows: Administrative fees were 2.6%; revenue recognized for tickets that were not used within one year from issuance were 2.9%, charter revenues were 0.9% and revenue from our co-branded credit card were 1.8%. These sources of revenue increased total mainline passenger revenue by $16,026,000 as compared to the nine months ended December 31, 2005.

Other Revenues. Other revenues, comprised principally of interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $14,078,000 and $12,631,000 and were 1.8% and 1.9% of total mainline operating revenues for the nine months ended December 31, 2006 and 2005, respectively, an increase of 11.5%. The increase in other revenues was primarily due to the increase in passengers.

Mainline Operating Expenses

Total mainline operating expenses were $799,377,000 and $661,479,000 for the nine months ended December 31, 2006 and 2005, respectively, and represented 99.5% and 98.4% of total mainline revenue, respectively. Operating expenses increased as a percentage of revenue during the nine months ended December 31, 2006 largely a result of an increase of 15.1% in our aircraft fuel cost per gallon for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005. The percentage of mainline operating expense to mainline revenue also increased over prior year also as a result of the loss of $12,200,000 in mainline revenue from the two significant snow storms in December 2006 coupled with $1,677,000 invested in the start-up of Lynx Aviation and $1,046,000 in a rent rate adjustment that the Los Angeles International Airport applied retroactively from January 1, 2006 in December 2006.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 10.7% to $181,597,000 for the nine months ended December 31, 2006 compared to $163,983,000 for the nine months ended December 31, 2005, and were 22.6% and 24.4% of total mainline revenues for the nine months ended December 31, 2006 and 2005, respectively. Salaries, wages and benefits increased over the prior comparable period largely as a result of the 9.8% increase in the full-time equivalent employee count, general wage increases, increases in workers compensation insurance and additional stock-based compensation expense offset by a decrease in health insurance expense.

Flight Operations. Flight operations expenses increased 13.4% to $118,094,000 as compared to $104,097,000, and were 14.7% and 15.5% of total mainline revenue for the nine months ended December 31, 2006 and 2005, respectively. Flight operations expenses increased due to an increase in mainline block hours from 149,323 for the nine months ended December 31, 2005 to 173,382 for the nine months ended December 31, 2006, an increase of 16.1%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 13.8% to $69,234,000 compared to $60,846,000, and were 8.8% and 9.3% of passenger mainline revenue for the nine months ended December 31, 2006 and 2005, respectively. We employed 9.6% more pilot and flight attendants as compared to the comparable period last year. The increase of 9.6% in the number of pilots and flight attendants is less than the 16.1% increase in block hours due to better utilization of reserve crews. The increase in salaries was due to general increases in wage rates.

Aircraft insurance expenses totaled $7,871,000 (1.0% of total mainline revenue) and $7,582,000 (1.1% of total mainline revenue) for the nine months ended December 31, 2006 and 2005, respectively. Aircraft insurance expenses were $1.14 per passenger as compared to $1.31 per passenger for the nine months ended December 31, 2006 and 2005, respectively, a 13.0% decrease.

Aircraft Fuel. Aircraft fuel costs were $273,457,000 for 119,935,000 gallons used and $208,391,000 for 105,329,000 gallons used for the nine months ended December 31, 2006 and 2005, respectively and resulted in an average fuel cost of $2.28 and $1.98 per gallon, an increase of 15.2%. Aircraft fuel costs, excluding unrealized hedging losses and gains, were $2.26 and $1.96 per gallon for the nine months ended December 31, 2006 and 2005, respectively. Aircraft fuel expenses represented 34.0% and 31.0% of total mainline revenue for the nine months ended December 31, 2006 and 2005, respectively. The results of operations for the nine months ended December 31, 2006 include non-cash mark to market derivative losses of $2,306,000 and $2,517,000 in cash payments to counter-parties both recorded as increases in fuel expense. The results of operations for the nine months ended December 31, 2005 include a non-cash mark to market loss of $2,254,000 and a realized net gain of $5,228,000 in cash settlements received from counter-parties recorded as a decrease in fuel expense. Fuel consumption for the nine months ended December 31, 2006 and 2005 averaged 692 and 705 gallons per block hour, respectively, a decrease of 1.8%.

Aircraft and Engine Lease. Aircraft lease expenses totaled $80,761,000 (10.1% of total mainline revenue) and $70,274,000 (10.5% of total mainline revenue) for the nine months ended December 31, 2006 and 2005, respectively, an increase of 14.9%. The increase in lease expense is due to an increase in the average number of leased aircraft, an increase from 32.4 to 36.5, or 12.7%, and increases in lease rates for four of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $120,186,000 (15.0% of total mainline revenue) and $101,050,000 (15.0% of total mainline revenue), an increase of 18.9%, for the nine months ended December 31, 2006 and 2005, respectively. During the nine months ended December 31, 2006, our departures increased to 72,431 from 61,338, an increase of 18.1%. Aircraft and traffic servicing expenses were $1,659 per departure for the nine months ended December 31, 2006 as compared to $1,692 per departure for the nine months ended December 31, 2005, a decrease of 2.0%.

Maintenance. Maintenance expenses of $65,067,000 and $57,015,000 were 8.1% and 8.4% of total mainline revenue for the nine months ended December 31, 2006 and 2005, respectively, and increased by 14.1% in the current period as compared to last year. Maintenance cost per block hour was $375 and $382 for the nine months ended December 31, 2006 and 2005, respectively, a decrease of 1.8%.

Promotion and Sales. Promotion and sales expenses totaled $76,352,000 and $60,369,000 and were 9.5% and 9.0% of total mainline revenue for the nine months ended December 31, 2006 and 2005, respectively, an increase of 26.5%. During the nine months ended December 31, 2005, we reduced promotion and sales expense by $4,444,000 due to a favorable sales and use tax credit on the taxation of ticketing services which related to September 2001 to March 2005. During the nine months ended December 31, 2006, promotion and sales expenses, per mainline passenger decreased to $11.04 from $11.21 (excluding the sales tax adjustment in 2005), for the nine months ended December 31, 2005.

General and Administrative. General and administrative expenses for the nine months ended December 31, 2006 and 2005 totaled $41,370,000 and $36,803,000, respectively, and were 5.1% and 5.5% of total mainline revenue, respectively, an increase of 12.4%. The increase in general and administrative expenses primarily related to an increase in workers compensation expense, consulting and legal fees which was offset by a decrease in health insurance expense.

Depreciation. Depreciation expenses of $24,759,000 and $21,080,000 and each were 3.1% of total mainline revenue for the nine months ended December 31, 2006 and 2005, an increase of 17.5%. Depreciation expense increased over the nine months ended December 31, 2005 as a result of the increase of the average number of aircraft owned to 17.5 during the nine months ended December 31, 2006 as compared to 15.9 during the nine months ended December 31, 2005, or 10.1%.

Nonoperating Expense. Net nonoperating expense totaled $10,691,000 for the nine months ended December 31, 2006 as compared to net nonoperating expense of $9,239,000 for the nine months ended December 31, 2005, an increase of 15.7%

Interest income increased to $11,980,000 from $5,835,000 during the nine months ended December 31, 2006 from the prior comparable period as a result of an increase in cash and cash equivalents due to the net proceeds raised in our convertible notes offering in December 2005.

Interest expense increased to $22,561,000 for the nine months ended December 31, 2006 from $14,871,000 for the nine months ended December 31, 2005. The increase in interest expense was due to the convertible bonds issued in December 2006, additional debt due to the increase in the average number of owned aircraft during the period from 15.9 to 17.5 and an increase in the weighted average borrowing rate. The effective rate on our convertible notes is 5.6% and resulted in an increase of $2,167,000 in interest expense, net of capitalized interest of $1,367,000 on aircraft pre-delivery payments.

Income Tax Benefit. We recorded an income tax benefit of $4,578,000 during the nine months ended December 31, 2006 at a 31.5% rate, compared to an income tax benefit of $2,372,000 during the nine months ended December 31, 2005 at a 27.9% rate. The fluctuation in our tax rate is due to the impact of permanent differences as a percentage of our net loss.

Regional Partner

Passenger Revenues - Regional Partner. Regional partner revenues, from Frontier JetExpress operated by Horizon totaled $75,053,000 for the nine months ended December 31, 2006 and $69,835,000 for the nine months ended December 31, 2005, a 7.5% increase. The increase in revenue is due to an increase in the average fare to $104.19 from $100.54, an increase of 3.6%, and an increase in the passenger load factor by 1.2 points from the nine months ended December 31, 2005.

Operating Expenses - Regional Partner. Regional partner expense for the nine months ended December 31, 2006 and 2005 totaled $83,679,000 and $79,569,000, respectively, and was 111.5% and 113.9% of total regional partner revenues, respectively. Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon. The increase in costs is primarily due to an 11.9% increase in fuel cost.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, advanced ticket sales, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 15 additional Airbus aircraft that as of December 31, 2006 are scheduled for delivery through August 2010 and ten Bombardier aircraft scheduled for delivery through December 2007.

We had cash and cash equivalents of $191,587,000 and $272,840,000 at December 31, 2006 and March 31, 2006, respectively. At December 31, 2006, total current assets were $317,100,000 as compared to $283,516,000 of total current liabilities, resulting in working capital of $33,584,000. At March 31, 2006, total current assets were $390,957,000 as compared to $301,011,000 of total current liabilities, resulting in working capital of $89,946,000. The decrease in our working capital from March 31, 2006 to December 31, 2006 is largely a result of cash used for aircraft pre-delivery payments for our Airbus and Bombardier aircraft and other capital expenditures.

Operating Activities. Cash used by operating activities for the nine months ended December 31, 2006 was $13,767,000 as compared to cash provided by operating activities of $5,505,000 for the nine months ended December 31, 2005. The decrease in operating cash flows was primarily due to the increase in our bankcard and letters of credit collateral requirements, which increased our restricted cash.

Investing Activities. Cash used in investing activities for the nine months ended December 31, 2006 was $101,604,000. Capital expenditures of $135,610,000 for the nine months ended December 31, 2006 included the purchase of three Airbus A319 aircraft and one spare engine, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements and ground equipment. We received $43,706,000 primarily from the sale of one of the three newly acquired Airbus A319 aircraft and a spare engine in two sale-leaseback transactions and proceeds from the sale of Boeing assets held for sale. Aircraft lease and purchase deposits made during the period were $36,222,000, including $10,812,000 for pre-delivery payments on Bombardier Q400 aircraft and pre-delivery payments and deposits totaling $26,522,000 were applied against the purchase of three Airbus A319 aircraft, one spare engine and LiveTV equipment.

Cash used in investing activities for the nine months ended December 31, 2005 was $77,093,000. Capital expenditures of $88,641,000 for the nine months ended December 31, 2005 and included the purchase of two Airbus A319 aircraft, the purchase of LiveTV equipment, the purchase of one spare engine that was delivered to us and that we sold in a sale-leaseback transaction, rotable aircraft components, aircraft improvements and ground equipment. We received $9,081,000 from the sale of the spare engine that we sold in a sale-leaseback transaction and the sale of Boeing spare parts held for sale and other assets. Aircraft lease and purchase deposits made during the period were $21,556,000 and pre-delivery payments totaling $18,989,000 were applied against the purchase of two Airbus A319 aircraft and LiveTV equipment.

Financing Activities. Cash provided by financing activities for the nine months ended December 31, 2006 was $34,118,000. During the nine months ended December 31, 2006, we paid $17,428,000 of debt principal payments on our 18 owned aircraft and we borrowed $52,400,000 to purchase two additional Airbus A319 aircraft. We were also required to increase our compensation balance at a bank by $750,000 to secure letters of credit.

Cash provided by financing activities for the nine months ended December 31, 2005 was $122,473,000. On December 7, 2005, we completed the issuance of $92,000,000 principal amount of 5% convertible notes due 2025, raising net proceeds of approximately $88,707,000. The net proceeds from our convertible debt offering are being used for general working capital purposes, including capital expenditures related to the purchase of financing of aircraft and expansion of our operations. During the nine months ended December 31, 2005, we borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, paid $14,864,000 of debt principal payments on 16 owned aircraft and repaid short-term borrowings of $5,000,000 under a revolving line of credit. During the nine months ended December 31, 2005, we also received $1,551,000 from the exercise of stock options and paid $578,000 of fees for aircraft debt financing.

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

We have obtained financing for all of our Airbus aircraft deliveries until February 2008 and all ten Bombardier aircraft for which we have firm purchase commitments and expect to have adequate liquidity to cover our contractual obligations. However, we cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended March 31, 2006.

We currently sublease a substantial part of a maintenance hangar located at DIA from Continental Airlines. We use this facility to perform our heavy maintenance and some of our line maintenance. The sublease expires in February 2007. If we are not able to extend this lease or otherwise reach agreement with Continental, we may be forced to locate alternative maintenance facilities, which may or may not be at DIA, or to construct a new maintenance facility. The inability to procure a new maintenance facility in a timely fashion may cause us to increase our overall maintenance costs.

In December 2006, we received notification from Los Angeles International Airport that our terminal maintenance fees were being increased approximately 90% retroactive to January 1, 2006. As such, we recorded additional estimated expenses of $1,046,000 in the quarter ended December 31, 2006. Three other airline carriers have sued the city of Los Angeles over these increased fees in federal court, and we expected that other airlines will also file lawsuits. This increase in terminal maintenance fees, if upheld, will increase the cost of our Los Angeles operations going forward.

Employees

In September 2006, the National Mediation Board notified us that two unions petitioned for representation of our flight attendants: the International Brotherhood of Teamsters (“IBT”) and the Frontier Flight Attendants Association (“FFAA”). Only the IBT had a sufficient number of authorization cards to be included in the election ballot. The results were counted on November 30, 2006, and the flight attendants voted against union representation by the IBT. This is the fifth time our flight attendants voted against union representation.

In January 2007, the Frontier Airline Pilots Association (“FAPA”) announced a tentative agreement on a new collective bargaining agreement. If approved by FAPA membership, the new four-year agreement would amend the previous five-year contract signed in May 2000. The tentative agreement was presented to the pilot group for ratification in mid-January with approval from the pilot group expected in mid-February. If approved, it is expected that the agreement would become effective around March 1, 2007.

In March 2006, our material specialists voted for union representation by the IBT affecting approximately 22 employees. We are currently in the process of negotiating this agreement.

In September 2006, the contract with our dispatchers, who are represented by the Transport Workers Union, expired. We are currently in the process of re-negotiating this agreement, which affects approximately 15 employees.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 and including the contract signed with Republic in January 2007:

	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
	(In thousands)

Long-term debt - principal (1)	$25,537	$55,671	$80,675	$300,845	$462,728
Long-term debt - interest (1)	30,281	54,854	45,845	111,195	242,175
Operating leases (2)	161,198	352,560	331,525	854,384	1,699,667
Unconditional purchase obligations (3) (4) (5) (6)	302,544	324,990	108,686	-	736,220
Total contractual cash obligations	$519,560	$788,075	$566,731	$1,266,424	$3,140,790

(1)
At December 31, 2006, we had 18 loan agreements for 13 Airbus A319 aircraft and five Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 16 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At December 31, 2006, interest rates for these loans ranged from 6.63% to 7.63%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $7,770,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an A319 aircraft. This loan has a seven-year term with quarterly installments of approximatly $248,000. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 9.13% at December 31, 2006.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025. At any time on or after December 20, 2010, we may redeem any of the convertible notes for the principal amount plus accrued interest. Note holders may require us to repurchase the notes for cash for the principal amount plus accrued interest only on December 15, 2010, 2015 and 2020 or at any time prior to their maturity following a designated event as defined in the indenture for the convertible notes. In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments. However, these notes may be called prior to the stated maturity dates which would impact the timing of the principal payments and the amount of interest paid.

(2)
As of December 31, 2006, we have leased 35 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2013 to 2019. Under all of our leases, we have made cash security deposits, which totaled $17,686,000 at December 31, 2006. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above.

During the year ended March 31, 2004, we entered into additional aircraft lease agreements for two Airbus A318 aircraft and 18 Airbus A319 aircraft. Three of the aircraft leases were a result of sale-leaseback transactions of three new Airbus aircraft. As of December 31, 2006, we have taken delivery of 19 of these aircraft. The remaining aircraft is scheduled for delivery in February 2007. Total operating lease obligations include the aircraft not yet received.

On January 11, 2007, we signed an agreement with Republic, under which Republic will operate up to 17 Embraer 170 aircraft each with capacity of up to 76-seats under our Frontier JetExpress brand. The contract period is for an 11-year period starting on the date the last aircraft is placed in service, which is scheduled for December 2008. The service will begin on March 4, 2007 and will replace our agreement with Horizon.

We also lease office and hangar space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2006 to 2015. In addition, we lease certain airport gate facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)
As of December 31, 2006, we have remaining firm purchase commitments for 14 additional aircraft that have scheduled delivery dates beginning in March 2007 and continuing through August 2010. We also have a remaining firm purchase commitment for one spare engine scheduled for delivery in December 2009. Included in the purchase commitments are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional purchase and leased aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of December 31, 2006, we had made pre-delivery payments on future deliveries totaling $38,458,000 to secure these aircraft.

(4)
In September 2006, we entered into an agreement with Bombardier, Inc. for the firm purchase of ten Q400 aircraft. Included in the purchase commitments are the remaining amounts due to Bombardier and amounts for spare aircraft components to support the additional purchase aircraft. We are not under any contractual obligations with respect to spare parts. Under the terms of the purchase agreement, we are required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of December 31, 2006, we had made pre-delivery payments on future deliveries totaling $10,812,000 to secure these aircraft.

(5)
In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We intend to install LiveTV in every new Airbus aircraft we place in service. The table above includes amounts for the installation of DirecTV for the remaining 15 Airbus aircraft we currently expect to purchase or lease, less deposits made of $943,000.

(6)
In March 2004, we entered into a services agreement with Sabre, Inc. for its SabreSonic’ passenger solution to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenues. The table above includes minimum annual system usage fees. Usage fees are based on passengers booked, and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of December 31, 2006, we had outstanding letters of credit, bonds, and cash security deposits totaling $18,996,000, $1,684,000 and $20,289,000 respectively.

We also have an agreement with a financial institution where we can issue letters of credit of up to 50% of certain spare parts inventories less amounts borrowed under the credit facility. As of December 31, 2006, we had $12,735,000 available under this facility, which is reduced by letters of credit issued of $11,300,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving letter of credit that permits us to issue letters of credit up to $3,500,000. In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000. As of December 31, 2006, we have utilized $4,821,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions. As of December 31, 2006, that amount totaled $46,214,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with these estimated bankcard transactions. As of March 1, 2007, our requirements results in a decrease of approximately $7,028,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, but not limited to, working capital ratio, and percent of debt to debt plus equity. As of December 31, 2006, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we were to fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended January 22, 2007, the bond coverage would be increased to $5,632,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price and a floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. Non-cash mark to market losses recorded on fuel derivative contracts for the nine months ended December 31, 2006 and 2005 were $2,306,000 and $2,254,000, respectively. Cash settlements for fuel derivatives contracts during the nine months ended December 31, 2006 and 2005 were payments of $2,517,000 and receipts of $5,228,000, respectively. We have entered into the following swap and collar agreements that cover periods during our fiscal years 2007 and 2008:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

November 2005	Jet A	50,000	April 1, 2006 - June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon	15%
June 2006	Crude Oil	85,000	July 1, 2006 - September 30, 2006	$76.00 per barrel cap, with a floor of $67.15	24%
June 2006	Crude Oil	50,000	October 31, 2006 - December 31, 2006	$77.00 per barrel cap, with a floor of $69.40	14%
September 2006	Jet A	90,000	October 1, 2006 - December 31, 2006	$1.9545 per gallon, with a floating price	26%
September 2006	Jet A	55,000	January 1, 2007 - March 31, 2007	$2.27 per gallon, with a floor of $1.9485 per gallon	15%

September 2006	Jet A	70,000	October 1, 2006 - December 31, 2006	$1.94 per gallon, with a floor of $1.7775 per gallon	20%
January 2007	Jet A	100,000	April 1, 2007 - June, 30,2007	$1.817 per gallon, with a floating price	25%
January 2007	Crude Oil	40,000	July 1, 2007-September 30, 2007	$64.70 per barrel cap, with a floor of $59.15	10%
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$65.90 per barrel cap, with a floor of $59.90	20%
January 2007	Crude Oil	80,000	April 1, 2007 - June, 30,2007	$59.30 per barrel cap, with a floor of $49.30	20%
January 2007	Crude Oil	80,000	July 1, 2007-September 30, 2007	$60.70 per barrel cap, with a floor of $50.45	20%
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$62.00 per barrel cap, with a floor of $51.10	20%
January 2007	Crude Oil	80,000	January 1, 2008 - March 31, 2008	$62.60 per barrel cap, with a floor of $52.10	19%

*Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.
** One barrel is equal to 42 gallons.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through June 30, 2007. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR. During the nine months ended December 31, 2006 and 2005, interest expense was decreased by $168,000 and $146,000, respectively, for this agreement. Approximately $352,000 of unrealized gains are included in accumulated other comprehensive income, net of income taxes of $54,000, as of December 31, 2006.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft. The agreement was subsequently modified and extended in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. This agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The amounts due based on flight hours are not included in table above. The costs under this agreement for our purchased aircraft for the nine months ended December 31, 2006 and 2005 were approximately $4,178,000 and $1,922,000, respectively. For our leased aircraft, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements. At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.

Critical Accounting Policies and Estimates

Other than the updated discussion of stock-based compensation below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates”, included in our annual report on Form 10-K for the period ended March 31, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard requires recognition of the funded status of its retiree medical plan as an asset or a liability in our fiscal 2007 year-end balance sheet. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We have not yet analyzed the impact of FAS 158 and what impact it will have on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of our fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of March 31, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the nine months ended December 31, 2006. Based on actual fuel usage for the nine months ended December 31, 2006, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense for the quarter ended December 31, 2006 by approximately $29,508,000, excluding the impact of our fuel hedging. Comparatively, based on projected fiscal year 2007 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2007, by approximately $39,522,000, excluding the effects of our fuel hedging arrangements.

Our results of operations for the nine months ended December 31, 2006 include cash settlements on fuel derivative contracts of $2,517,000 recorded as a increase to fuel expense and non-cash mark to market losses of $2,306,000 recorded as an increase in fuel expense with respect to fuel hedging agreements. As of December 31, 2006, the fair value of the hedge agreements recorded on the balance sheet as a liability was $1,330,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 72.5% of our debt is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $3,357,000 assuming the loans outstanding that are subject to interest rate adjustments at December 31, 2006 totaling $335,687,000 are outstanding for the entire period.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings. Under the interest rate swap agreement, we pay a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR over the term of the swap that expires in March 2007. As of December 31, 2006, we had hedged approximately 0.8% of our variable interest rate loans that are based on three-month LIBOR rates. As of December 31, 2006, the fair value of the swap agreement is recorded in the balance sheet as an asset of $19,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FRONTIER AIRLINES HOLDINGS, INC.

Date: January 29, 2007	By:	/s/ Paul H. Tate
Paul H. Tate, Senior Vice President and Chief Financial Officer

Date: January 29, 2007	By:	/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller, Treasurer and Principal Accounting Officer