Form 10-K
period 2007-03-31
Frontier Airlines Holdings, Inc.
filed 2007-05-25
CIK 1351548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51890

FRONTIER AIRLINES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (720) 374-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, Par Value of $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well−known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes       No  X

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes         No   X

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer          Accelerated filer   X     Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of September 30, 2006 was $298,817,926.

The number of shares of the Company’s common stock outstanding as of May 23, 2007 is 36,641,181.

Documents incorporated by reference
Certain information required by Part III is incorporated by reference to the Company’s 2007 Proxy Statement.

Page
PART I

PART II
PART III

PART IV
Item 15:	Exhibits and Financial Statement Schedules	62

PART I

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project,” “believe” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. These risks and uncertainties include, but are not limited to: the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport (“DIA”) to accommodate the expansion of our operations; the inability to successfully lease or build a new maintenance hanger prior to a potential lease termination of our primary maintenance hanger located at DIA that is on a month-to-month sublease with Continental Airlines; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and their impact on oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of airlines competing in our primary markets, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexican markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel price; inherent risks of entering into, new business strategies, such as the start-up of a new subsidiary using a different type of aircraft and in different markets and a new regional jet partner, and various risk factors to our business discussed elsewhere in this report. Forward-looking statements include the statements in Item 7, “Outlook”. Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Item 1: Business

General

On April 3, 2006, Frontier Airlines, Inc. (“Frontier”) completed its corporate reorganization (the “Reorganization”). As a result of the Reorganization, Frontier became a wholly-owned subsidiary of Frontier Airlines Holdings, Inc. (“Frontier Holdings”), a Delaware corporation, and Frontier Holdings became the successor issuer to Frontier pursuant to Rule 12g-3 under the Exchange Act. In connection with the Reorganization, each outstanding share of common stock, no par value, of Frontier was exchanged for one share of common stock, $0.001 par value, of Frontier Holdings, resulting in each shareholder of Frontier as of the close of business on March 31, 2006 becoming a stockholder of Frontier Holdings as of the opening of business on April 3, 2006. The common stock of Frontier Holdings is now the publicly traded stock of the company. In this report, references to “us,” “we,” or the “company” refer to the consolidated results of Frontier Holdings unless the context requires otherwise.

In September 2006, we formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”). Lynx Aviation intends to assume a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft. The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the process of obtaining Federal authorization to provide scheduled air transportation. Lynx Aviation submitted its application to the Department of Transportation in January 2007, and the DOT entered its show cause order on May 4, 2007. Lynx Aviation expects it will receive its authorizations in August and commence revenue service operations in September 2007 with ten aircraft in service by the end of January 2008. At this time, Frontier and Lynx Aviation are the only subsidiaries of Frontier Holdings. The financial performance of Frontier Holdings is represented by the financial performance of Frontier and includes only start-up costs for Lynx Aviation because it has not yet commenced operations.

Now in our 13th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures and in January 2007, we became a major carrier as designated by the DOT. As of May 18, 2007, we, in conjunction with our Frontier JetExpress brand operated by Horizon Air Industries, Inc. (“Horizon”) and Republic Airlines, Inc. (“Republic”) or (“Frontier JetExpress”), operate routes linking our Denver hub to 49 U.S. cities spanning the nation from coast to coast, eight cities in Mexico and two cities in Canada. We also provide service to Mexico from 10 non-hub cities. We began service between San Francisco, California and Los Angeles, California with five daily frequencies on June 29, 2006 and service between San Francisco, California and Las Vegas, Nevada on December 14, 2006 with one daily frequency. On May 3, 2007, we announced that we plan to terminate point-to-point service between San Francisco and Los Angeles and between San Francisco and Las Vegas effective July 10, 2007.

We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets. We have since expanded our fleet in service to 59 jets as of May 18, 2007 (38 of which we lease and 21 of which we own), consisting of 49 Airbus A319s and ten Airbus A318s. In April 2005, we completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft. During the years ended March 31, 2007 and 2006, we increased year-over-year capacity by 14.4% and 8.4%, respectively. During the years ended March 31, 2007 and 2006, we increased mainline passenger traffic by 14.7% and 12.9%, respectively, outpacing our increase in capacity during both periods. We intend to continue our growth strategy and to expand to new markets and add frequency to existing markets that we believe are underserved.

On January 11, 2007, we signed an agreement with Republic under which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand. The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008. The service began on March 4, 2007 and replaced our agreement with Horizon, which will expire on return of the last aircraft in December 2007. We control the routing, scheduling and ticketing of this service. We compensate Republic for its services based on its operating expenses plus a margin on certain of its expenses. The agreement provides for financial incentives and penalties based on the performance of Republic.

In September 2003, we signed an agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. In September 2006, we amended the Horizon Agreement to provide that all nine CRJ-700 aircraft will be returned to Horizon during a one-year ramp down period that began in January 2007 and will be completed in December 2007.

As of May 18, 2007, Frontier JetExpress provided service to Billings, Montana; Boise, Idaho; El Paso, Texas; Little Rock, Arkansas; Louisville, Kentucky; Oklahoma City, Oklahoma; Tulsa, Oklahoma, and Calgary, Alberta, Canada and supplements our mainline service to Albuquerque, New Mexico; Los Angeles, California; Omaha, Nebraska; San Francisco, California; and Spokane, Washington.

We currently lease 22 gates on Concourse A at DIA on a preferential basis. We use these 22 gates and share use of up to seven common use regional jet parking positions to operate approximately 300 daily mainline flight departures and arrivals and 65 Frontier JetExpress daily system flight departures and arrivals.

Our filings with the Securities and Exchange Commission (the “SEC”) are available at no cost on our website, www.frontierairlines.com, in the Investor Relations folder contained in the section titled “About Frontier”. These reports include our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5, and any related amendments or other documents that we file or furnish with the SEC, and are made available as soon as reasonably practicable after we file or furnish the materials with the SEC.

Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249. Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1FLY.

Overview of Operations and the Industry

We intend to continue our focused growth strategy while keeping our operating costs low. One of the key elements to keeping our costs low was the completion of the transition from a Boeing fleet to an all Airbus fleet in April 2005. This strategy produces cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We also keep our operating costs low by operating only two types of Airbus aircraft with similar engines and cockpit configurations and a single class of service. Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage. The anticipated addition of the Bombardier Q400 turboprop aircraft through our Lynx Aviation subsidiary and the expansion of our JetExpress operation will allow us to add routes to markets that we believe are under-served in Colorado and elsewhere in the Rocky Mountain region using the aircraft that we believe will offer favorable economics and operating performance for the selected routes. The operations of both Lynx Aviation and Jet Express services are separate and apart from our mainline Airbus operations. We anticipate that Lynx Aviation will begin revenue service in September 2007.

As of May 18, 2007, we had remaining firm purchase commitments for 21 aircraft (one Airbus 318 aircraft, ten Airbus 320 aircraft and ten Bombardier Q400 aircraft). We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are underserved.

We believe we have a proven management team and a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers. We believe our friendly and dedicated employees, affordable pricing, accommodating service, in-flight entertainment systems and comfortable airplanes distinguish our product and service from our competitors. Safety is a primary concern, and we are proud that our maintenance staff has been awarded the Federal Aviation Administration (“FAA”) Diamond Award for Excellence for eight straight years - an award that recognizes our commitment to the ongoing training and education of our maintenance staff. Our product begins with the Airbus aircraft, which offers a comfortable passenger cabin that we configure with one class of seating, ample leg room, and in-seat 24 channel live television entertainment. We also provide four additional channels that offer current-run pay-per-view movies.

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

Business Strategy and Markets

Our business strategy is to provide air service at affordable fares to high volume markets from our DIA hub and limited point-to-point routes outside of our DIA hub while seeking ways to leverage our strong market position in Denver and excellent product and service. Our strategy is based on the following factors:

•	Stimulate demand by offering a combination of low fares, quality service and frequent flyer credits in our frequent flyer program, EarlyReturns®.
•
Expand our Denver hub operation and increase connecting traffic by adding additional high volume markets to our current route system through use of our own aircraft, the introduction and expansion of Lynx Aviation and by entering into code sharing agreements and other relationships with other airlines.

•	Continue filling gaps in flight frequencies to current markets from our DIA hub.
•	Evaluate other opportunities for additional non-hub point-to-point routes.

Route System Strategy

Our route system strategy encompasses connecting our Denver hub to top business and leisure destinations. We currently serve 44 of the top 50 destinations from Denver, as defined by the U.S. Department of Transportation’s, (“DOT”) Origin and Destination Market Survey.

As of May 18, 2007, we, in conjunction with Frontier JetExpress, operate routes linking our Denver hub to 49 U.S. cities spanning the nation from coast to coast, eight cities in Mexico and two cities in Canada. We also provide service to Mexico from 10 non-hub cities and we began service between San Francisco, California and Los Angeles, California with five daily frequencies on June 29, 2006 and service between San Francisco, California and Las Vegas, Nevada on December 14, 2006 with one daily frequency. On May 3, 2007, we announced that we plan to terminate point-to-point service between San Francisco and Los Angeles and between San Francisco and Las Vegas effective July 10, 2007.

During the year ended March 31, 2007 and as of May 18, 2007, we added new service out of DIA to the following cities with commencement dates as follows:

Destination	Commencement Date

DIA to Calgary, Alberta, Canada (1)	May 25, 2006
DIA to Guadalajara, Mexico	December 24, 2006
DIA to Hartford, Connecticut	March 2, 2007
DIA to Louisville, Kentucky (1)	April 1, 2007
DIA to Vancouver, British Colombia, Canada	May 5, 2007
DIA to Memphis, Tennessee	May 12, 2007

(1) Operated exclusively by Frontier JetExpress.

We also discontinued service to Baltimore, Maryland effective January 8, 2007

We have continued our Mexico expansion, and as of May 18, 2007 we serve the following routes:

Current non-stop
Destination	round-trip frequencies

California:
Los Angeles to Cabo San Lucas	One Daily
San Diego to Cancun*	Once per week
San Francisco to Cabo San Lucas	Daily except Saturdays
San Jose to Cabo San Lucas*	Three per week
Sacramento to Cabo San Lucas*	Four per week
Colorado:
Denver to Acapulco*	Twice per week
Denver to Cabo San Lucas	Daily
Denver to Cancun	Daily
Denver to Cozumel	Three per week
Denver to Guadalajara	Four weekly
Denver to Ixtapa/Zihuatanejo	Three per week
Denver to Mazatlan	Four weekly
Denver to Puerto Vallarta	Daily

Missouri:
Kansas City to Cabo San Lucas*	Once per week
Kansas City to Puerto Vallarta*	Once per week
St. Louis to Cancun*	Three per week

Indiana:
Indianapolis to Cancun*	Three per week

Tennessee:
Nashville to Cancun*	Three per week

Utah:
Salt Lake City to Cancun	Once per week

* Seasonal service

On March 19, 2007, we announced that we plan to offer daily mainline non-stop and one-stop service between DIA and Jacksonville International Airport beginning June 15, 2007. On February 7, 2007, we also announced that we plan to offer non-stop flights between Dallas/Ft. Worth and Mazatlan, Mexico three times a week beginning on June 7, 2007. On April 25, 2007, we announced that we plan to offer daily non-stop service between DIA and Baton Rouge, Louisiana to become the only low-cost carrier serving Baton Rouge Metropolitan Airport. The new service will be operated by Republic Airlines using EMB170 equipment beginning on August 15, 2007.

On April 3, 2007, the U.S. Department of Transportation issued an “Open-Skies Notice” inviting all U.S. air carriers now certificated to conduct foreign scheduled air transportation and interested in applying for blanket open-skies certificate authority to file applications with the Department.  We filed for this blanket authority in April 2007. In advance of receiving this blanket authority, on May 14, 2007, we filed an application to provide scheduled air service from DIA and Los Angeles, California to two destinations in Costa Rica. We received approval to fly to Costa Rica from the DOT on May 17, 2007 and plan to start service to the Santamaria International Airport in San Jose, Costa Rica on November 30, 2007.

Fleet and Operational Upgrades

As of November 2004, Frontier’s Airbus fleet was certified to FAA Category III instrument approach minimums. Category III certification reduces the number of diversions because of low visibility, a condition that occurs with some regularity at a number of the cities we serve.

As of July 2004, ten of our owned A319 aircraft have increased maximum rated thrust from a base of 22,000 to 23,500 pounds per engine and as of April 2005, these ten aircraft have increased maximum take-off weight from a base of 70 tons to 75.5 tons. The improved operational performance of these aircraft allows us to serve longer haul markets such as Denver to Anchorage, Alaska, and to depart from airports with shorter runways while carrying a full passenger load.  In addition, two of the A319 aircraft delivered to us during fiscal year 2007 included over-water configurations and we plan to change three more A319 aircraft that we own to over-water configurations during the year.

Marketing and Sales

Our sales efforts target value conscious leisure and business travelers. Value conscious customers are price-sensitive; however, we believe their travel decisions are also balanced with other aspects of our product offering such as our frequent flyer program, non-stop service, advanced seat assignments, service level and live television entertainment. In the leisure market, we offer discounted fares marketed through the Internet, newspaper, radio and television advertising along with special promotions and travel packages. In May 2003, we launched a new brand strategy and advertising campaign designed to identify Frontier as “A Whole Different Animal” and to set us apart from our competition. The campaign includes television, print and radio components that began running in the Denver market and have since expanded to additional markets along our routes. We have gathered extensive customer and employee feedback that has allowed us to identify elements of service that are important to our customers who have the potential to fly with us more often.

On May 23, 2006, we launched a new version of our website as part of our strategic initiative to reduce commissions paid to external travel websites and to provide better customer service by increasing our website bookings. We have increased our rate of bookings on our internal website from 36.0% to 37.4% of total bookings. We began a phased improvement of our website shortly after we converted our reservation and ticketing automation to Sabre by March 2005. In January 2007, we added redemption capabilities for Early Return members. Also, on May 1, 2007, we implemented a new low fare shopping capability that now displays fares three days before and after departure and return dates. Results are listed in a seven-by-seven grid format that allows users to see when the cheapest fares are being offered. The Web site's default setting will pull up flexible fares, but customers can still search by schedule.

In conjunction with the branding campaign, we have sponsorship agreements as the exclusive airline of The Pepsi Center in Denver, Denver’s National Hockey League team, the Colorado Avalanche, and Denver’s National Basketball Association team, the Denver Nuggets. We also have sponsorship agreements with Colorado’s Major League Baseball team the Colorado Rockies, Colorado’s National Lacrosse League team, the Colorado Mammoth, and Colorado’s Arena Football League team, the Colorado Crush. In addition, we are the exclusive airline partner for the college athletic programs of the Air Force Academy, University of Colorado, Colorado State University, the University of Denver, the University of Northern Colorado, and the University of Wyoming. The agreements allow for prominent signage in applicable stadiums and arenas, participation in-game promotions, receipt of prominent logo and advertising placement in publications and access to joint promotion opportunities. These agreements vary in terms of length and the amount and method of compensation to the sponsored entities.

In order to increase connecting traffic, we have a code share agreement with Great Lakes Aviation Ltd. and in January 2007, we signed an agreement with Republic operating as Frontier JetExpress that is replacing our current agreement with Horizon. This will increase our regional jet fleet from nine aircraft to 17 aircraft. We also expect Lynx Aviation to provide additional connecting traffic to markets where regional jet service would not be as economically feasible to operate or operationally restricted. We also have interline agreements with 105 domestic and international airlines serving cities on our route system. Generally, these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

In November 2006, we partnered with AirTran Airways to create the first Low Cost Carrier referral and frequent flyer partnership in the industry that offers travelers the ability to reach more than 80 destinations across four countries. This partnership enables both airlines to increase destination options by linking phone and online reservations systems as well as enabling Frontier’s EarlyReturns® and AirTran’s A+ Rewards members to earn and redeem mileage/travel credits on both airlines.

To balance the seasonal demand changes that occur in the leisure market, we have introduced programs over the past several years that are designed to capture a larger share of the corporate market, which tends to be less seasonal than the leisure market. These programs include negotiated fares for large companies that sign contracts committing to a specified volume of travel, future travel credits for small and medium size businesses contracting with us, and special discounts for members of various trade and nonprofit associations.

We also pursue sales opportunities with meeting and convention arrangers and government travel offices. The primary tools we use to attract this business include personal sales calls, direct mail and telemarketing. In addition, we offer air/ground vacation packages to many destinations on our route system under contracts with various tour operators.

We participate in the four major computer reservation systems used by travel agents to make airline reservations: Amadeus, Galileo, Worldspan and Sabre. We maintain reservation centers in Denver, Colorado and Las Cruces, New Mexico, operated by our own employees.

LiveTV

In October 2002, we signed a 12 year purchase and long-term services agreement with LiveTV, LLC to bring DIRECTV AIRBORNE ™ satellite programming to every seatback in our Airbus fleet. DIRECTV® programming features 24 channels of live television delivered to each seat. We charge $5 per segment for access to the system to offset the costs for the system equipment, programming, and services. In 2005, we continued to improve our customers’ flying experience by adding four additional channels that offer current-run pay-per-view movies for $8 per segment.

Customer Loyalty Program

We have operated EarlyReturns®, our frequent flyer program, since February 2001. Our frequent flyer program won the following awards at the 2007 Freddie Awards for frequent flyer programs: first place for program of the year and best award (for redemption deals); second place for best member communication and best customer service; third place for best website and best award redemption; fourth place for the best elite level, fifth place for the best bonus promotion (fly 3 get 1 free) and sixth place for best affinity card. We believe that our frequent flyer program offers some of the most generous benefits in the industry, including a free round-trip award ticket within the contiguous U.S. or between the contiguous U.S. and Canada after accumulating only 15,000 miles (25,000 miles to Alaska or any of our destinations in Mexico). There are no blackout dates for award travel. Additionally, members who earn 25,000 or more Frontier flight miles or fly 40 or more Frontier flight segments in a calendar year attain Summit Level status, which includes a 50% mileage bonus on each paid Frontier flight, priority check-in and boarding, complimentary on-board cocktails and DIRECTV, extra allowance on checked baggage and priority baggage handling, standby at no charge on return flights the day before, the day of, and the day after the originally scheduled flight, $100 change fees waived, and access to an exclusive customer service toll-free phone number. Members who earn 15,000 - 24,999 Frontier flight miles annually, fly 25 or more Frontier flight segments, or spend $60,000 or more on their Frontier MasterCard in a calendar year attain Ascent Level status, which includes a 25% mileage bonus on each Frontier flight, priority check-in and boarding, complimentary DIRECTV service, and access to an exclusive customer service toll-free phone number. Members earn one mile for every mile flown on Frontier. Members can also earn additional miles through our program partners, which presently include Hertz Rental Car, 1-800-FLOWERS.com, Qwest Communications, SuperShuttle, Marriott International and Frontier Airline Cruises, and can transfer points to miles from Citibank Diners Club. To apply for the EarlyReturns® program, customers may visit our Web site at www.frontierairlines.com; obtain an EarlyReturns® enrollment form at any of our airport counters or call our EarlyReturns® Service Center toll-free hotline at 866-26-EARLY, or our reservations at 800-432-1FLY.

In November 2006, we partnered with AirTran Airways to create the first Low Cost Carrier referral and frequent flyer partnership in the industry that offers travelers the ability to reach more than 80 destinations across four countries. This partnership enables both airlines to increase destination options by linking phone and online reservation systems as well as enabling Frontier’s EarlyReturns® and AirTran’s A+ Rewards members to earn and redeem mileage/travel credits on both airlines.

In March 2003, we entered into a co-branded credit card arrangement with a MasterCard issuing bank. In May 2007, we amended this agreement to extend the term through December 2014 with enhanced financial terms. Credit card users earn miles on their credit card purchases. We receive fees for new accounts, the purchase of frequent flier miles awarded to credit card customers and a percentage of the annual renewal fees.

In June 2004, we entered into an agreement with Points.com that allows for the sale, purchase and exchange of EarlyReturn® points. Beginning in July 2005, we entered into an agreement with American Express that allows its cardholders to convert their Membership Reward points into EarlyReturns® points.

In June 2005, we launched the More Store (www.frontiermorestore.com), which is an online miles shopping experience designed to provide Ascent and Summit level EarlyReturns® members with the ability to purchase merchandise online with frequent flyer miles in an auction-style bidding process or with a stated amount of miles. Approximately 26 million points have been redeemed for merchandise since the launch.

Competition and Market Barriers

The Airline Deregulation Act of 1978 produced a highly competitive airline industry, freed of government regulations that for 40 years prior to the Deregulation Act had dictated where domestic airlines could fly and how much they could charge for their services. Since then, we and other smaller carriers have entered markets long dominated by larger airlines with substantially greater resources, such as United Airlines, American Airlines, Northwest Airlines and Delta Air Lines.

We compete principally with United, the dominant carrier at DIA. United has a competitive advantage due to its larger number of flights from DIA, its significantly broader domestic and international route system, its mature and robust loyalty program, and its offering a multiple class cabin for most of its flights. In February 2003, United launched a new low-fare airline, Ted, which we believe was developed in an attempt to operate with lower costs than United’s mainline operations to compete with us and other low-cost carriers.

In January 2006, Southwest Airlines, the largest low−fare major U.S. airline, introduced service at DIA. Southwest Airlines currently has 36 flights out of DIA to 10 destinations, and has announced plans to add another six flights out of DIA by adding service to Oakland, California and additional frequencies to Houston, Texas in June 2007. Southwest pioneered the low−cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating with no seat assignments. These methods, coupled with significant favorable fuel hedging positions, enable Southwest to offer fares that are significantly lower than those charged by other U.S. airlines. We believe we need to match these low fares in the routes in which we compete with Southwest in order to retain market share, which has impacted our yields. Further expansion by Southwest into other markets we serve would cause the same result.

During the month of March 2007, United, Ted, and its commuter affiliates had a total market share at DIA of approximately 55.4%, down from 55.9% during the month of March 2006. During the month of March 2007, Southwest had a total market share at DIA of approximately 4.6%, up from 3.1% during the month of March 2006. Our market share at DIA, including our codeshare affiliates, during the month of March 2007 was 21.0%, up from 20.5% during the month of March 2006. As of May 1, 2007, we directly compete with United and United regional jet affiliates on 87.7% of the cities we serve out of DIA and with Southwest on 14.0% of the cities we serve. We compete with United and Southwest primarily on the basis of fares, fare flexibility, the number of markets we operate in and the number of frequencies within a market, our frequent flyer programs, brand recognition (particularly in Denver market), the level of passenger entertainment available on our aircraft and the quality of our customer service.

Where we do not compete directly with United and/or Southwest, we compete with many other air carriers for the limited number of passengers desiring to travel between the cities we serve. With excess capacity in these and almost all markets, it is extremely difficult to demand fare levels sufficient to offset the high costs of operating an airline, particularly with the current high prices for aviation fuel.

At the present time, New York’s LaGuardia and John F. Kennedy International Airports and Washington Ronald Reagan National Airport are regulated by means of “slot” allocations, which represent government authorization to take off or land at a particular airport within a specified time period. FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances. At New York LaGuardia airport, we currently hold four high-density exemption slots, with two seasonal slots, and at the present time, we utilize four of these slots to operate three daily round-trip flights between DIA and LaGuardia. In addition to slot restrictions, Reagan National is limited by a perimeter rule, which initially limited flights to and from Reagan National to 1,250 miles. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, or AIR 21, was enacted. AIR 21 authorized the DOT to grant up to 12 slot exemptions beyond the 1,250-mile Reagan National perimeter, provided certain specifications are met. Under AIR 21, we were awarded two slots for one daily round-trip flight. In 2004 the Vision 100 - Century of Flight Aviation Authorization Act was enacted, which authorized the DOT to grant an additional 12 slot exemptions into Reagan National. In April 2004, we were granted four additional slots at Reagan National for two additional round-trip flights.

Another airport we serve, John Wayne International Airport in Santa Ana, California (SNA), is also slot controlled at the local level as mandated by a federal court order. We were originally awarded six arrival and departure slots at SNA, or three daily round-trips. We began service with two daily round-trips to SNA in August 2003 and added a third daily round- trip in March 2004.

Maintenance and Repairs

All of our aircraft maintenance and repairs are accomplished in accordance with our maintenance program approved by the FAA. Since mid-1996, we have trained, staffed and supervised our own maintenance work force at Denver, Colorado. We sublease a portion of Continental Airlines' hangar at DIA where we currently perform most of our own line maintenance and longer interval maintenance through the “D” check level. Continued access to the Continental hangar at DIA is currently in question, as discussed more fully in Item 1A, “Risk Factors” of this report. We also maintain line maintenance facilities at Phoenix, Arizona and Kansas City, Missouri. Outside FAA approved contractors perform other major maintenance, such as line maintenance at our spoke cities, longer interval maintenance when we do not have adequate facilities or staff to meet maintenance needs and for major engine repairs.

We have attempted to level our engine maintenance expenses by entering into a maintenance cost per hour agreement with GE Engine Services, Inc. (“GE”). For owned aircraft, this agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each covered leased aircraft, the agreement term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term on the covered engines. This agreement requires non-refundable monthly payments, which are increased periodically, at a specified rate multiplied by the number of flight hours the engine operated during that month. Currently, engines on all of our owned and most of our leased aircraft are subject to the GE agreement. For the covered leased aircraft, the lessors pay GE directly for the repair of aircraft engines in conjunction with this agreement from reserve accounts established under the applicable lease documents. For our owned aircraft, we pay GE directly and are required to pay any amounts above funded reserves in the event of a shortfall if maintenance expenses incurred are outside scheduled maintenance and not otherwise covered by a reserve.

Under our aircraft lease agreements, we pay all expenses relating to the maintenance and operation of our aircraft, and we are required to pay supplemental monthly rent payments to the lessors based on usage. Supplemental rents, which increase annually, are applied against the cost of scheduled major maintenance. To the extent these reserves are not used for major maintenance during the lease terms, excess supplemental rents are forfeited to the aircraft lessors after termination of the lease. Additionally, to the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Our monthly completion factors for the years ended March 31, 2007, 2006, and 2005, excluding cancellations that were not related to maintenance, averaged 99.9%, 99.9% and 99.8%, respectively. The completion factor is the percentage of our scheduled flights that were operated by us, whether or not delayed (i.e., not canceled). We believe that our high monthly completion factors are attributable to the reliability of our new Airbus fleet and our record of excellence in our maintenance department.

For eight consecutive years starting in 1999, our maintenance and engineering department received the FAA’s highest award, the Diamond Certificate of Excellence, in recognition of 100 percent of our maintenance and engineering employees completing advanced aircraft maintenance training programs. The Diamond Award recognizes advanced training for aircraft maintenance professionals throughout the airline industry. We were the first Part 121 domestic air carrier to achieve 100 percent participation in this training program by our maintenance employees.

Fuel

Fuel prices have increased significantly over the past three years. During the years ended March 31, 2007, 2006, and 2005, jet fuel, including hedging activities and our regional partner operations, accounted for 31.8%, 31.1% and 24.0%, respectively, of our operating expenses. We have arrangements with major fuel suppliers for substantial portions of our fuel requirements, and we believe that these arrangements assure an adequate supply of fuel for current and anticipated future operations. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our control. Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty. Our mainline average fuel prices per gallon including realized and non-cash mark to market hedging activities, taxes and into-plane fees for the last three fiscal years were as follows:

Fiscal Year Ended	Average Fuel Price per Gallon	Monthly Low Price per Gallon	Monthly High Price per Gallon

March 31, 2007	$ 2.12	$ 1.57	$ 2.47
March 31, 2006	$ 1.99	$ 1.66	$ 2.65
March 31, 2005	$ 1.41	$ 1.19	$ 1.64

As of May 18, 2007, the average price per gallon was approximately $2.30 excluding the impact of our fuel hedges. We implemented a fuel-hedging program in November 2002, under which we entered into crude oil or Gulf Coast jet fuel derivative contracts to partially protect us against significant increases in fuel prices. As of March 31, 2007, we had hedged approximately 46% of our projected fuel requirements for the quarter ending June 30, 2007, 30% of our projected fuel requirements for the quarter ending September 30, 2007, 40% of our projected fuel requirements as of December 31, 2007 and 18.8% of our projected fuel requirements as of March 31, 2008.

Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and financial results. Based on our current fleet and operations, we estimate that a 1¢ increase in the price of fuel per gallon increases our operating expenses by $2,039,000 on an annualized basis. This number will increase as our capacity increases. Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly because of our affordable fare strategy and intense competition.

Insurance

We carry $1.0 billion per aircraft per occurrence in property damage insurance and passenger and third-party liability insurance, and insurance for aircraft loss or damage with deductible amounts as required by our aircraft lease agreements, and customary coverage for other business insurance. While we believe such insurance is adequate, there can be no assurance that such coverage will adequately protect us against all losses that we might sustain. Our aircraft hull and liability coverage renewed on December 31, 2006 for one year at reduced year-over-year rates.

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

Employees

As of May 1, 2007, we had 5,265 employees, including 4,334 full-time and 931 part-time personnel. Our employees included 666 pilots, 978 flight attendants, 1,256 customer service agents, 517 ramp service agents, 334 reservations agents, 132 aircraft appearance agents, 45 catering agents, 341 mechanics and related personnel, and 996 general management and administrative personnel. We consider our relations with our employees to be good.

Approximately 22% of our employees are represented by unions. The following table reflects the principal collective bargaining agreements, and their respective amendable dates:

	Approximate Number		Contract
Employee Group	of Employees	Representing Union	Amendable Date

Pilots	666	Frontier Airline Pilots Association	March 2011

Mechanics	281	Teamsters Airline Division	July 2008

Dispatchers	16	Transport Workers Union	Under Negotiation

Aircraft appearance agents and maintenance cleaners	132	Teamsters Airline Division	October 2013

Material Specialist	22	International Brotherhood of Teamsters	Under Negotiation

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

In February 2007, Frontier and the Frontier Airline Pilots Association (“FAPA”) announced that FAPA membership ratified a new collective bargaining agreement. The new four-year agreement amends the previous five-year contract signed in May 2000. Implementation of the approved agreement began in March 2007.

In March 2006, our material specialists voted for union representation by the IBT affecting 22 employees. We are currently in the process of negotiating this agreement.

In September 2006, the contract with our dispatchers, who are represented by the Transport Workers Union (“TWU”), expired. We are currently in the process of re-negotiating this agreement, which affects 16 employees.

We have established a compensation philosophy that we will pay competitive wages compared to other airlines of similar size and other employers with which we compete for our labor supply. Employees have the opportunity to earn bonuses under our profit sharing program and may be granted shares of our common stock under our Employee Stock Ownership Program (“ESOP”). The bonuses and ESOP grants are discretionary and reviewed by our Board of Directors each year.

Effective in May 2000, we enhanced our 401(k) Retirement Savings Plan by announcing an increased matching contribution by the company. Participants may receive a 50% company match for contributions up to 10% of salary. This match is discretionary and is approved on an annual basis by our Board of Directors. The Board of Directors has approved the continuation of the match through the plan year ending December 31, 2007.

For the plan years ended December 31, 2007, 2006 and 2005, the Company contributed 300,000, 400,000, and 346,400 shares of stock to the ESOP, respectively. The 2007 contribution was funded from shares we purchased in the open market and the 2006 and 2005 contributions were funded from shares issued. These shares are allocated to eligible employees at the end of the plan year. Employees become vested in shares allocated to their account 20% per year and may obtain a distribution of vested shares upon leaving the company. We believe that the 401(k) match, the ESOP and the related vesting schedules of 20% per year may reduce our employee turnover rates.

In September 2004, our stockholders approved an equity incentive plan for officers and directors that provided a framework for our Board of Directors to grant certain incentive awards to members of management. In March 2005, our Board of Directors adopted a new annual bonus and long-term incentive plan for our officers and directors. The long-term incentive plan included the issuance of stock-only stock appreciation rights, restricted stock units and a three-year cash incentive pool. Annual bonuses and three-year cash incentive pools are paid out based upon the company reaching targeted pre-tax profits and may also be adjusted based on our annual pre-tax profit performance relative to peer group companies.

Both initial and recurring training is required for many employees. We train our pilots, flight attendants, ground service personnel, reservations personnel and mechanics. FAA regulations require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown, to be medically certified or physically fit, and have to recent flying experience. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency, fitness training and certification. The FAA approves and monitors our training programs. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations.

All new employees are subject to pre-employment drug testing. Those employees who perform safety sensitive functions are also subject to random drug and alcohol testing, and mandatory testing in the event of an accident.

Government Regulation

General. All interstate air carriers are subject to regulation by the DOT, the FAA and other state and federal government agencies. In general, the amount of regulation over domestic air carriers in terms of market entry and exit, pricing and inter-carrier agreements has been greatly reduced since the enactment of the Deregulation Act.

U.S. Department of Transportation. The DOT’s jurisdiction extends primarily to the economic aspects of air transportation, such as certification and fitness, insurance, advertising, computer reservation systems, deceptive and unfair competitive practices, and consumer protection matters such as compliance with the Air Carrier Access Act, on-time performance, denied boarding, discrimination and baggage liability. The DOT also is authorized to require reports from air carriers and to investigate and institute proceedings to enforce its economic regulations and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions. We hold a Certificate of Public Convenience and Necessity issued by the DOT that allows us to engage in air transportation. In January 2007, the DOT designated us as a major carrier, which is U.S.-based airlines that post more than $1 billion in revenue during a fiscal year.

U.S. Federal Aviation Administration. The FAA’s regulatory authority relates primarily to flight operations and air safety, including aircraft certification and operations, crew licensing and training, maintenance standards, and aircraft standards. The FAA also oversees aircraft noise regulation, ground facilities, dispatch, communications, weather observation, and flight and duty time. It also controls access to certain airports through slot allocations, which represent government authorization for airlines to take off and land at controlled airports during specified time periods. The FAA has the authority to suspend temporarily or revoke permanently the authority of an airline or its licensed personnel for failure to comply with FAA regulations and to assess civil and criminal penalties for such failures. We hold an operating certificate issued by the FAA pursuant to Part 121 of the Federal Aviation Regulations. We must have and we maintain FAA certificates of airworthiness for all of our aircraft. Our flight personnel, flight and emergency procedures, aircraft and maintenance facilities and station operations are subject to periodic inspections and tests by the FAA.

Transportation Security Administration. On November 19, 2001, in response to the terrorist acts of September 11, 2001, the President of the United States signed into law the Aviation and Transportation Security Act (“ATSA”). The ATSA created the Transportation Security Administration (“TSA”), an agency within the DOT, to oversee, among other things, aviation and airport security. The ATSA provided for the federalization of airport passenger, baggage, cargo, mail, employee and vendor screening processes. The ATSA also enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, and enhanced security for airport perimeter access. In addition, the ATSA required that all checked baggage be screened by explosive detection systems by December 31, 2002. Funding for airline and airport security under the ATSA is primarily provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines' actual 2000 security costs. Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an additional annual Security Infrastructure Fee on certain airlines, including us. The industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

Environmental Matters. The Aviation Safety and Noise Abatement Act of 1979, the Airport Noise and Capacity Act of 1990 and Clean Air Act of 1963 oversee and regulate airlines with respect to aircraft engine noise and exhaust emissions. We are required to comply with all applicable FAA noise control regulations and with current exhaust emissions standards. Our fleet is in compliance with the FAA’s Stage 3 noise level requirements. In addition, various elements of our operation and maintenance of our aircraft are subject to monitoring and control by federal and state agencies overseeing the use and disposal of hazardous materials and storm water discharge. We believe we are currently in substantial compliance with all material requirements of these agencies.

Railway Labor Act/National Mediation Board. Our labor relations with respect to our unionized employees are covered under Title II of the Railway Labor Act and are subject to the jurisdiction of the National Mediation Board.

Foreign Operations. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to enter into “open skies” agreements that allow multiple carrier designation on foreign routes. In some cases, countries have sought to limit the number of carriers allowed to fly these routes. Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S. For a U.S. carrier to fly to any such international destination, it must first obtain approval from both the U.S. and the “foreign country authority”. For those international routes where there is a limit to the number of carriers or frequency of flights, studies have shown these routes have more value than those without restrictions. In the past, U.S. government route authorities have been sold between carriers.

On April 3, 2007, the U.S. Department of Transportation issued an “Open-Skies Notice” inviting all U.S. air carriers now certificated to conduct foreign scheduled air transportation and interested in applying for blanket open-skies certificate authority to file applications with the Department.  We filed for this blanket authority in April 2007.

Foreign Ownership. Pursuant to U.S. law and DOT regulation, each United States air carrier must qualify as a United States citizen, which requires the carrier’s President and at least two-thirds of its board of directors and other managing officers be comprised of United States citizens, that not more than 25% of the carrier’s voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

Miscellaneous. We are also subject to regulation or oversight by other federal and state agencies. Antitrust laws are enforced by the U.S. Department of Justice and the Federal Trade Commission. All air carriers are subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission. The U.S. Citizenship and Immigration Services, the U.S. Customs Service and the Animal and Plant Health Inspection Service of the U.S. Department of Agriculture each have jurisdiction over certain aspects of our aircraft, passengers, cargo and operations.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business and us. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In addition, please read "Special Note About Forward-Looking Statements" in this Form 10-K, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere included or incorporated by reference in this Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Related to Frontier

We may not be able to obtain or secure financing for our new aircraft.

As of March 31, 2007, we have remaining firm purchase commitments for 13 aircraft from Airbus (three Airbus 318 aircraft and ten Airbus 320 aircraft) and ten Q400 aircraft from Bombardier. We have secured financing commitments for all ten of the Bombardier aircraft and three Airbus A318 aircraft deliveries through February 2008 totaling approximately $225.3 million. To complete the purchase of the remaining ten A320 Airbus aircraft, we must secure aircraft financing totaling approximately $320.0 million, which we may not be able to obtain on terms acceptable to us, if at all. The terms of the purchase agreement do not allow for cancellations of any of the purchase commitments. The amount of financing required will depend on the required down payment on mortgage-financed aircraft and the extent to which we lease as opposed to purchase the aircraft. We are exploring various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions. There can be no guarantee that additional financing will be available when required or will be on acceptable terms. Our inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of Airbus aircraft that we have agreed to purchase. The failure to take these future deliveries would impair our strategy for long-term growth and could result in the loss of pre-delivery payments and deposits previously paid to the manufacturer, and the imposition of other penalties or the payment of damages in accordance with the terms of the purchase agreement with the manufacturer. Additionally, the terms of the purchase agreement with the manufacturer would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement. As of March 31, 2007, we had made pre-delivery payments on future aircraft deliveries totaling $52,453,000, of which $14,833,000 relates to aircraft for which we have not yet secured financing and $37,620,000 relates to aircraft for which we have secured financing.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could increase the risk of failing to meet payment obligations.

As of March 31, 2007, our total debt was $478.8 million, including $92.0 million of convertible debt due in December 2025 that was issued in December 2005. Maturities of our long-term debt are $26.8 million in fiscal year 2008, $28.4 million in fiscal year 2009, $30.1 million in fiscal year 2010, $31.9 million in 2011, $51.0 million in 2012, and an aggregate of $310.6 million for the years thereafter. In addition, total interest due for our fixed obligations is $246.1 million in the aggregate. Maturities of long-term debt and interest due are based on the stated maturity; however, the convertible notes are callable by holders of the notes in December 2010. Our total existing long-term debt has 73.6% that bears floating interest rates and the remaining 26.4% bears fixed rates. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of March 31, 2007, future minimum lease payments under non-cancelable operating leases were approximately $164.0 million in fiscal year 2008, $172.0 million in fiscal year 2009, $181.6 million in fiscal year 2010, $168.4 million in fiscal year 2011, $166.5 million in fiscal year 2012 and an aggregate of $837.9 million for the years thereafter. Approximately 85.8% of our minimum lease payments related to aircraft and leased engines are fixed in nature, and the remaining 14.2% are adjusted periodically based on floating interest rates. As of March 31, 2007, we had commitments of approximately $721.8 million to purchase 23 additional aircraft over approximately the next four years, including estimated amounts for contractual price escalations, spare parts to support these aircraft and to equip the aircraft with LiveTV, and obligations relating to a service agreement with Sabre Travel Network. We expect to incur additional debt or long-term lease obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets.

Many of our financial obligations contain cross-default provisions.

Many of our financial arrangements contain cross-default provisions. As a result, if we default in our payment or performance obligations under one of our financial arrangements and, in some cases, if the amount due thereunder is accelerated, other financial arrangements may be declared in default and accelerated even though we are meeting payment and performance obligations on those other arrangements. If this occurs, we may not have sufficient available cash to pay all amounts that are then due and payable under our lease and loan agreements, and we may have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If alternative financing were not available, we would have to sell assets in order to obtain the funds required to make the accelerated payments or seek ways to restructure the lease and loan obligations.

Our failure to successfully implement our growth strategy could harm our business.

As of March 31, 2007, our growth strategy involves adding 13 additional Airbus aircraft and ten Bombardier Q400 aircraft, which we could choose to increase to 30 total Airbus aircraft (including the exercise of 17 additional purchase rights) and 20 Bombardier aircraft (including the exercise of ten additional options), increasing the frequency of flights to markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. The purchase rights on our Airbus aircraft expire on July 1, 2007 and our last option expires on December 1, 2007 for our Bombardier aircraft, subject to additional extension rights. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. While we currently have sufficient gates and facilities at DIA to accommodate our current level of operations, our continued mainline expansion, the increase of our regional jet fleet from nine to 17 aircraft, and the initiation of turboprop service by Lynx Aviation expected in September 2007, may require us to obtain additional gates and other operational facilities at our Denver hub. Any condition that would deny, limit or delay our access to airports we seek to serve in the future will constrain our ability to grow or cause us to move some of our capacity to other airports. This would limit our ability to leverage our hub and spoke network. Additionally, traffic may not materialize in new markets. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion will also require additional skilled personnel, equipment and facilities. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may negatively affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully expand our existing markets or establish new markets, and our failure to do so could harm our business.

Growth of our fleet and expansion of our markets and services may also strain our existing management resources and systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We may need to further develop our information technology systems and other corporate infrastructure to accommodate future growth, particularly with respect to efficient Internet ticket sales and passenger check-in capabilities. We cannot assure you that we will be able to sufficiently develop our systems and infrastructure on a timely basis, and the failure to do so could harm our business.

We depend heavily on the Denver market to be successful.

Our business strategy has historically focused on adding flights to and from our Denver base of operations. Currently, 96% of our flights originate or depart from DIA. A reduction in our share of the Denver market, increased competition, or reduced passenger traffic to or from Denver could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition and market dominance by United Airlines and other airlines at DIA, and Southwest Airlines service to and from Denver, has increased competition on certain of our routes.

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares and increased the ability of airlines to compete with respect to flight frequencies and fares. We compete with United in our hub in Denver, and we anticipate that we will compete with United in any additional markets we elect to serve in the future. United, Ted, and United’s regional airline affiliates are the dominant carriers out of DIA, accounting for approximately 55.4% of all revenue passengers out of DIA for the month of March 2007. In addition, Southwest Airlines started service to and from Denver in January 2006 and currently has 36 daily departures. Southwest’s introductory fares were significantly below the fares we were able to obtain prior to its arrival. Fare pressure exerted by Southwest on its announced routes and on any future expansion in Denver by Southwest will require us to be fare competitive, and may place additional downward pressure on our yields. In addition, in the last four years Alaska Airlines, JetBlue Airways and AirTran Airways have commenced service at DIA. These airlines have offered low introductory fares and compete on several of our routes. Fare wars, predatory pricing, ‘‘capacity dumping,’’ in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us. The future activities of United, Southwest and other carriers may have a material adverse effect on our revenues and results of operations.

United currently operates ten flights a week to Mexico that compete with our current routes to Mexico. Most of our current and potential competitors have significantly greater financial resources, larger route networks, and superior market identity. Denver is also a hub for United’s low-cost operation Ted, which began in February 2004. United’s scale and ability to lower the costs of its mainline operations through its bankruptcy may continue to place downward pressure on airfares charged in the Denver market and adversely affect our market share at DIA and our ability to maintain yields required for profitable operations. The potential for United and Southwest to place downward pressure on airfares charged in the Denver market may impair our ability to maintain yields required for profitable operations.

Competition on our Mexican routes may increase due to recent regulatory changes, which may adversely impact some of our most important markets.

The U.S. and Mexico amended their bilateral agreement relating to commercial air service. Previously, only two U.S. based airlines were permitted to provide air service between city pairs in the U.S. and Mexico. In many cases, we were one of the two U.S. based airlines providing service to the cities we serve in Mexico. The amendments to the bilateral agreement expanded the authorized service levels to three U.S. based airlines per city pair. It is therefore highly likely that we will see other airlines seeking to add service to some of the Mexico destinations we serve, which would increase competition and perhaps place downward pressure on airfares in these markets. Flights to resort destinations in Mexico have represented a significant portion of our vacation-oriented operations, and if competition results in lower load factors or airfares on our Mexico flights, our operating results may be adversely impacted. United currently operates ten flights a week to Mexico that compete with our current routes to Mexico.

We may not have access to adequate gates or airport slots, which could decrease our competitiveness.

The number of gates, ticket counter or office space available to us at DIA, or any other airport where we operate or seek to commence operations in the future, may be limited due to the lack of available space or disruptions caused by airport renovation projects. Available facilities may not provide for the best overall service to our customers and may prevent us from scheduling our flights during peak or opportune times. The lack of available facilities may limit our ability to expand service to certain cities or restrict our ability to plan departures and arrivals in a manner that provides efficient service or connecting times to and through our Denver hub. Inefficient operations may result in a reduction in passenger bookings or lost revenue.

In the U.S., the FAA currently regulates slot allocations at O’Hare International Airport in Chicago, at JFK and LaGuardia Airports in New York City, and at Ronald Reagan National Airport in Washington D.C. John Wayne Airport in Orange County also limits arrivals and departures at its airport for noise control purposes. We currently operate at LaGuardia Airport, Ronald Reagan National Airport and John Wayne Airport through arrival and departure slots at these airports. In each case, the agencies controlling slot allocations reserve the right to recall slot allocations for, among other reasons, lack of meeting frequency or capacity requirements. If we lose existing slot allocations, are denied requests for additional slot allocations at these airports, or are denied slot allocations at other slot-controlled airports where we wish to operate in the future, our ability to provide service would be restricted, eliminated, or reduced. Because these cities represent key markets, the resulting restriction on our service could negatively effect our results of operations.

We experience high costs at DIA, which may impact our results of operations.

We operate our hub of flight operations from DIA where we experience high costs. Financed through revenue bonds, DIA depends on landing fees, gate rentals, income from airlines, the traveling public, and other fees to generate income to service its debt and to support its operations. Our cost of operations at DIA will vary as traffic increases or diminishes at the airport or as significant improvement projects are undertaken by the airport. We believe that our operating costs at DIA substantially exceed those that other airlines incur at most hub airports in other cities, which decreases our ability to compete with other airlines with lower costs at their hub airports. In addition, United represents a significant tenant at DIA. In connection with United’s bankruptcy, United and DIA restructured United’s lease agreement in a fashion that reduces the amounts United is required to pay under its lease. Normally, the decrease in payments by United would result in the increase in amounts paid by all other airlines. At this time, however, the City and County of Denver has agreed to offset the decrease in payments negotiated by United. The city’s obligation to make these offset payments is subject to rescission in certain circumstances. If these payments are rescinded or if United otherwise significantly reduces operations at DIA, the overall costs at DIA may significantly increase for all other carriers operating at DIA, including ourselves. Also, we have recently added six additional gates in Concourse A, related holdroom space and more space to accommodate our DIA regional operations.

Our all-Airbus mainline fleet creates certain concentration risks.

As of March 31, 2007, we operated 57 Airbus aircraft. We completed our transition from Boeing aircraft to operating only Airbus aircraft on our mainline routes in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We cannot assure you that we will achieve all of the cost savings we anticipated from the fleet transition.

Since we operate only Airbus aircraft on our mainline routes and GE engines, we are dependent on single manufacturers for future aircraft acquisitions or deliveries, spare parts or warranty service. If Airbus is unable to perform its obligations under existing purchase agreements, or is unable to provide future aircraft or services, whether by fire, strike or other events that affect its ability to fulfill contractual obligations or manufacture aircraft or spare parts, we would have to find another supplier for our aircraft. If acceptable Airbus aircraft were otherwise not available in the marketplace, Boeing is the only other manufacturer from which we could purchase or lease alternate aircraft. If we were forced to acquire Boeing aircraft, we would need to address fleet transition issues, including substantial costs associated with retraining our employees, acquiring new spare parts, and replacing our manuals. In addition, the fleet efficiency benefits described above may no longer be available.

Our business would be significantly disrupted if an FAA airworthiness directive or service bulletin were issued that resulted in the grounding of Airbus aircraft or GE engines of the type we operate while the defect was being corrected. Our business could also be harmed if the public avoids flying Airbus aircraft due to an adverse perception about the aircraft’s safety or dependability, whether real or perceived, in the event of an accident or other incident involving an Airbus aircraft of the type we fly.

If we, through our new subsidiary Lynx Aviation, fail to successfully take delivery of and operate reliably the new Bombardier Q400 aircraft we agreed to purchase, our business could be harmed.

Acquisition of a new type of aircraft, such as the Bombardier Q400, which we plan to place into revenue service in September 2007, involves a variety of risks relating to its ability to be successfully placed into service, including delays in meeting the agreed upon delivery schedule and the inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards. In addition, Lynx Aviation needs to obtain a certificate of public convenience and necessity and an operating certificate in order to operate these aircraft. Application for these government authorizations was submitted in January 2007 and we anticipate receiving these authorizations in time for Lynx Aviation to commence operations in September 2007. However, approval of our application could be delayed. In the meantime, we are incurring significant start-up costs for Lynx, including the hiring and training of employees and making pre-delivery payments on the Bombardier Q400 aircraft. We are also required to purchase these aircraft in accordance with the timing and terms of our purchase agreement with Bombardier. Any delay in the ability for Lynx Aviation to commence operations and generate revenues while we continue to incur these significant start-up costs will likely have a significant impact on our results of operations.

We rely on one vendor to provide our LiveTV service.

One of the unique features of our Airbus fleet is that every seat in each of our Airbus aircraft is equipped with LiveTV. LiveTV is provided by a subsidiary of JetBlue Airways, a competitor of ours. We do not know of any other company that could provide us economically with LiveTV equipment and related satellite signals for programming. Our LiveTV installations have exceeded the number of installations provided for in our contract with the supplier of LiveTV, and although we have had discussions with the supplier about expanding the number of aircraft covered by the contract, we have not finalized the terms of an expanded agreement. If the supplier of LiveTV were to stop supplying us with the equipment or service for any reason, or refused to supply equipment for our future aircraft deliveries, we could lose one of the unique services that we believe differentiates us from our competitors.

Our maintenance expenses may be higher than we anticipate and will increase as our fleet ages.

We bear the cost of all routine and major maintenance on our owned and leased aircraft. Maintenance expenses comprise a significant portion of our operating expenses. In addition, we are required periodically to take aircraft out of service for heavy maintenance checks, which can increase costs and reduce revenue. We also may be required to comply with regulations and airworthiness directives the FAA issues, the cost of which our aircraft lessors may only partially assume depending upon the magnitude of the expense. Although we believe that our owned and leased aircraft are currently in compliance with all FAA issued airworthiness directives, additional airworthiness directives likely will be required in the future, necessitating additional expense.

Because the average age of our aircraft is approximately 3.3 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

We may need to make other arrangements for our maintenance facility.

We currently sublease a substantial part of a maintenance hangar located at DIA from Continental Airlines. We use this facility to perform our heavy maintenance and some of our line maintenance. The sublease has expired and attempts to negotiate a fixed term extension have been unsuccessful to date. Therefore, we are currently renting this facility on a month-to-month basis. Continental has also indicated that it may reduce the amount of space we could sublease. The space reduction would prevent us from accommodating both our heavy and line maintenance functions at the Continental hangar. If Continental reduces the space covered by a sublease extension, or if we receive a notice to vacate from Continental, our maintenance operations would be significantly disrupted and we would likely need to rely on outside maintenance providers to cover our maintenance requirements until we located a new facility or facilities. This disruption would significantly increase our costs. We are currently is the design stages of a new line maintenance facility at DIA and are moving aggressively to complete this project, but it may not be completed prior to a reduction in our subleased space or our need to vacate the Continental facility. We have also issued a request for proposals for the lease or construction of new or existing hangar and shop space to accommodate our heavy maintenance functions. This facility may be located at DIA or elsewhere, depending on the responses we receive. If we are required to relocate our heavy maintenance operations, we will incur relocation expenses and our heavy maintenance operations will likely be disrupted during the relocation process. The inability to procure new maintenance facilities in a timely fashion may cause us to increase our overall maintenance costs. Further, the lease or financing costs of a new facility or facilities may be higher than those of our current sublease with Continental.

Our landing fees may increase because of local noise abatement procedures.

As a result of litigation and pressure from residents in the areas surrounding airports, airport operators have taken actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during nighttime hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. The Airport Noise and Capacity Act of 1990 recognized the right of airport operators with special noise problems to implement local noise abatement procedures as long as the procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Compliance with local noise abatement procedures may lead to increased landing fees.

An agreement between the City and County of Denver and another county adjacent to Denver specifies maximum aircraft noise levels at designated monitoring points in the vicinity of DIA with significant payments payable by the city to the other county for each substantiated noise violation under the agreement. DIA has incurred these payment obligations and likely will incur such obligations in the future, which it will pass on to us and other air carriers serving DIA by increasing landing fees. Additionally, noise regulations could be enacted in the future that would increase our expenses and could have a material adverse effect on our operations.

Unionization affects our costs and may affect our operations.

Five of our employee groups are represented by unions: our pilots, dispatchers, mechanics, material specialist and aircraft appearance agents. In addition, since 1997 we have had union organizing attempts that were defeated by our flight attendants and ramp service agents. The collective bargaining agreement with our pilots union, FAPA, expired in May 2005. In February 2007, FAPA membership ratified a four year agreement that amends the previous five-year contract signed in May 2005. In March 2006, our material specialists voted for union representation by the IBT, which affects approximately 22 employees. We are currently in the process of negotiating their first agreement. In September 2006, the contract with our dispatchers, who are represented by the TWU, expired. We are currently in the process of re-negotiating this agreement, which affects approximately 16 employees.

If we are unable to reach agreement with any of the represented work groups whose contracts are currently being negotiated, or if currently non-unionized employees were to unionize and we were unable to reach agreement on the terms of their employment, we may need to go to mediation and may experience widespread employee dissatisfaction. We could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting certain groups for their non-union status or conducting sympathy action for fellow members striking at other airlines. Any of these events would be disruptive to our operations and could harm our business.

The lack of marketing alliances could harm our business.

Many airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. We do not have an extensive network of marketing partners. The lack of marketing alliances puts us at a competitive disadvantage to global network carriers, whose ability to attract passengers through more widespread alliances, particularly on international routes, may adversely affect our passenger traffic and our results of operations.

Our lack of higher borrowing capacity under our current lines of credit and our lack of other borrowing facilities makes us highly dependent upon our existing cash and operating cash flows.

Airlines require substantial liquidity to operate. We have a line of credit with a maximum borrowing amount of $20.0 million based on 60% of the value of certain spare parts inventory. As of May 18, 2007, based on our eligible spare parts inventory, we could borrow up to $16.5 million, which was reduced by letters of credit issued of $11.3 million as of March 31, 2007. We also have an additional revolving line of credit for $5.8 million, and we can issue letters of credit for up to $5.0 million of which $4.8 million had been issued as of March 31, 2007. Our limited borrowing capacity means we rely primarily on operating cash flows to provide working capital. Unless we secure additional borrowing capacity under lines of credit, borrowing facilities or other financing, we will be dependent upon our existing cash and operating cash flows to fund our operations and to make scheduled payments on our debt and other fixed obligations. If we deplete our existing cash, fail to generate sufficient funds from operations to meet these cash requirements and are unable to secure additional lines of credit, borrowing facility or other financing, we could default on our debt and other fixed obligations. Our inability to meet our obligations as they become due would seriously harm our business and financial results, particularly in light of the cross-default clauses contained in many of our financing arrangements.

If we are unable to attract and retain qualified personnel at reasonable costs, our business will be harmed.

Our business is labor intensive, with labor costs totaling $246.6 million, $219.4 million and $202.3 million for the years ended March 31, 2007, 2006 and 2005, respectively. We expect salaries, wages and benefits to increase on a gross basis. These costs could increase as a percentage of our overall costs, which could harm our business. Our growth plans will require us to hire, train and retain a significant number of new employees in the future. From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We compete against the major U.S. airlines for labor in these highly skilled positions. Many of the major U.S. airlines offer wage and benefit packages that exceed our wage and benefit packages. As a result, in the future, we may have to increase significantly wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, we may be unable to complete our growth plans and our business could be harmed.

We rely heavily on automated systems and technology to operate our business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems. Substantial or repeated system failures to any of the above systems could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline. Any disruptions in these systems could result in the loss of important data, increase our expenses and generally harm our business. In addition, a seemingly high percentage of customers have been booking flights on our airline through third-party websites, which has increased our distribution costs. If any of these third-party websites experiences system failures or discontinues listing our flights on its systems, our bookings and revenues may be adversely impacted.

We implement improvements to our website and reservations system from time to time. Implementation of changes to these systems may cause operational and financial disruptions if we experience transition or system cutover issues, if the new systems do not perform as we expect them to, or if vendors do not deliver systems upgrades or other components on a timely basis. Any such disruptions may have the effect of discouraging some travelers from purchasing tickets from us and increasing our reservations staffing.

Risks Associated with the Airline Industry

The airline industry has incurred significant losses resulting in airline restructuring and bankruptcies, which could result in changes in our industry.

Financial losses throughout the airline industry in recent years have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, and taking other efficiency and cost-cutting measures. Despite these actions, several airlines have sought reorganization under Chapter 11 of the U.S. Bankruptcy Code, which permits them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Such factors may have a greater impact during time periods when the industry encounters continued financial losses, as airlines under financial pressures may institute pricing structures to achieve near-term survival rather than long-term viability. It is foreseeable that further airline reorganizations, bankruptcies, or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

We may be subject to terrorist attacks or other acts of war and increased costs or reductions in demand for air travel due to hostilities in the Middle East or other parts of the world.

Although the entire industry is substantially enhancing security equipment and procedures, it is impossible to guarantee that additional terrorist attacks, such as the terrorist attacks that occurred on September 11, 2001 and more recent threats in August 2006, or other acts of war will not occur. Given the weakened state of the airline industry, if additional terrorist attacks or acts of war occur, particularly in the near future, it can be expected that the impact of those attacks on the industry may be similar in nature to but substantially greater than those resulting from the September 11 terrorist attacks.

Increases in fuel costs affect our operating costs and competitiveness.

Fuel is a major component of our operating expenses, accounting for 31.8% of our total operating expenses for the year ended March 31, 2007, up from 31.1% for the year ended March 31, 2006. On an actual basis, mainline fuel costs including the impact of hedging increased to $343.1 million, representing an average cost of $2.12 per gallon, from $281.9 million, or $1.99 per gallon, over the same periods. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, which causes fuel costs to fluctuate widely. High oil prices have had a significant adverse impact on our results of operations over the past two fiscal years. We cannot predict our future cost and availability of fuel, or the impact or further disruptions in oil supplies or refinery productivity based on natural disasters, which affect our ability to compete. The unavailability of adequate fuel supplies could have a material adverse effect on our operations and profitability. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage. We generally follow industry trends by imposing a fuel surcharge in response to significant fuel price increases. However, our ability to pass on increased fuel costs have been and may continue to be limited by economic and competitive conditions. Although we implemented a fuel hedging program in 2003, under which we entered into Gulf Coast jet fuel and West Texas Intermediate crude derivative contracts that are intended to partially protect us against significant increases in fuel prices, this program is limited in fuel volume and duration. As of March 31, 2007, we had hedged following percentages for our projected fuel requirements as follows:

●	Approximately 46% for the quarter ending June 30, 2007
●	Approximately 30% for the quarter ending September 30, 2007
●	Approximately 40% for the quarter ending December 31, 2007
●	Approximately 19% for the quarter ending March 31, 2008

The airline industry is seasonal and cyclical, resulting in unpredictable liquidity and earnings.

Because the airline industry is seasonal and cyclical, our liquidity and earnings will fluctuate and be unpredictable. Our operations primarily depend on passenger travel demand and seasonal variations. Our weakest travel periods are generally during the quarters ending in March and December. The airline industry is also a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements. These requirements are caused by seasonal fluctuations in traffic, which often reduce cash during off-peak periods, and various other factors, including price competition from other airlines, national and international events, fuel prices, and general economic conditions including inflation. Our operating and financial results are likely to be negatively impacted by national or regional economic conditions in the U.S., and particularly in Colorado.

Our current insurance costs could increase if the U.S. government does not provide war risk coverage to airlines.

Following the September 11 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance coverage available to airlines for liability to persons other than passengers for claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and System Stabilization Act, the U.S. government has provided domestic airlines with excess war risk coverage above $50 million up to an estimated $1.6 billion per event for us.

In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current government war risk policy is in effect until August 31, 2007. We do not know whether the government will extend the coverage beyond August 31, 2007 and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters. Significant increases in insurance premiums would harm our financial condition and results of operations.

Our financial results and reputation could be harmed in the event of an accident or incident involving our aircraft.

An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, and significant potential claims of injured passengers and others. We are required by the DOT and our lenders and lessors to carry hull, liability and war risk insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

We are in a high fixed cost business, and any unexpected decrease in revenues would harm us.

The airline industry is characterized by low profit margins and high fixed costs primarily for personnel, fuel, aircraft ownership and lease costs and other rents. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing would have a disproportionate effect on our operating and financial results. Accordingly, a shortfall from expected revenue levels can have a material adverse effect on our profitability and liquidity. We are often affected by factors beyond our control, including weather conditions, traffic congestion at airports and increased security measures, and irrational pricing from competitors, any of which could harm our operating results and financial condition.

Delays or cancellations due to adverse weather conditions or other factors beyond our control could adversely affect us.

Like other airlines, we are subject to delays caused by factors beyond our control, including adverse weather conditions, air traffic congestion at airports and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which negatively affect profitability. During periods of snow, rain, fog, hurricanes or other storms, or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition.

In December 2006 and January 2007, major snow storms in Denver, Colorado had a significant negative impact on our operating results. In the December 2006 snow storms, we cancelled 875 flights, 104,567 passengers were impacted and one storm completely shut down DIA for almost 48 hours. We estimate that this storm reduced our revenue for the quarter ended December 31, 2006 by approximately $13,200,000 ($12,200,000 in mainline passenger revenue and $1,000,000 in regional partner revenue) and $3,500,000 in January 2007. In addition, the snow storms increased many variable costs including $3,300,000 in additional glycol expenses over the prior year and $889,000 in additional wages related to our flight crews and station personnel, offset by a reduction of fuel, landing fees, maintenance expenses and catering expenses of $3,306,000.

We are subject to strict federal regulations, and compliance with federal regulations increases our costs and decreases our revenues.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs. Any future changes in regulatory oversight of airlines generally, or low-fare carriers in particular, could result in a material increase in our operating expenses or otherwise hinder our business. In the last several years, Congress has passed laws and the DOT and FAA have issued regulations relating to the operation of airlines that have required significant expenditures. For example, the President signed into law the Stabilization Act in November 2001. This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, including a requirement that all passenger baggage be screened. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax effective February 1, 2002, with authority granted to the TSA to impose additional fees on air carriers if necessary. Under the Appropriations Act enacted on April 16, 2003, the $2.50 enplanement tax was temporarily suspended on ticket sales from June 1, 2003 through September 30, 2003. This enplanement tax resumed on October 1, 2003, and recently proposed legislation, although unsuccessful to date, would increase the ticket tax to $5.00 per enplanement. To the extent this increase could not be passed on to the passenger, it would result in a significant increase in our cost of operations. In addition, the acquisition, installation and operation of the required baggage screening systems by airports will result in capital expenses and costs by those airports that will likely be passed on to the airlines through increased use and landing fees. On February 17, 2002, the Stabilization Act imposed a base security infrastructure fee on commercial air carriers in an amount equal to the calendar year ended 2000 airport security expenses. The infrastructure fee for us is $1,625,000 annually subject to final audit. Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an additional annual Security Infrastructure Fee on certain airlines, including Frontier. A revision in the fee structure assessed by the TSA could result in increased cost for us. The airline industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

Although we have obtained the necessary authority from the DOT and the FAA to conduct flight operations and are currently seeking such authority from the FAA with respect to our Bombardier aircraft, we must maintain this authority by our continued compliance with applicable statutes, rules, and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. We believe that the FAA strictly scrutinizes smaller airlines like ours, which makes us susceptible to regulatory demands that can negatively impact our operations. We may not be able to continue to comply with all present and future rules and regulations. In addition, we cannot predict the costs of compliance with these regulations and the effect of compliance on our profitability, although these costs may be material.

 Item 1B. Unresolved Staff Comments

None.

Item 2: Properties

Aircraft

As of May 18, 2007, excluding JetExpress, we operate 49 Airbus A319 aircraft and ten Airbus A318 aircraft in all-coach seating configurations. The age of these aircraft, their passenger capacities and expiration years for the leased aircraft are shown in the following table:

Aircraft	No. of	Year of	Approximate	Lease
Model	Aircraft	Manufacture	Seating Capacity	Expiration

A319	36	2001 - 2007	132	2013 - 2019
A319	13	2001 - 2006	132	Owned
A318	2	2004	114	2016
A318	8	2003 - 2007	114	Owned

We have completed our fleet replacement plan to phase out our Boeing aircraft and have replaced them with a combination of Airbus A319 and A318 aircraft. In March 2000, we entered into a purchase agreement with Airbus, as subsequently amended in April 2006, to purchase 38 Airbus aircraft. As of May 18, 2007, we had taken delivery of 27 of these aircraft, four of which we sold and leased back. In addition, prior to the delivery of two aircraft in fiscal year 2004, we assigned delivery to a lessor and agreed to lease these aircraft over 12-year terms. Our purchase agreement with Airbus also includes purchase rights for up to 17 additional aircraft, and allows us to purchase Airbus A318 or A320 aircraft in lieu of the A319 aircraft at our option. We have remaining firm purchase commitments for 11 Airbus aircraft and 10 Bombardier Q400 aircraft. We anticipate the following fleet composition as of the end of each fiscal year through 2011:

Fiscal Year Ending	A319	A318	A320	Q400	End of Year Cumulative Total Fleet
March 31, 2007	49	8	-	-	57
March 31, 2008	49	11	2	10	72
March 31, 2009	49	11	3	10	73
March 31, 2010	49	11	8	10	78
March 31, 2011	49	11	10	10	80

This table does not include any of the 17 Airbus and ten Bombardier Q400 aircraft for which we have purchase rights and options respectively, which would allow us to take delivery of additional A318, A319 or A320 aircraft beginning in fiscal year 2009. The purchase rights on our Airbus aircraft expire on July 1, 2007 and our last option expires on December 1, 2007 for our Bombardier aircraft, subject to additional extension rights. In addition, we can defer delivery of two A320 aircraft to be delivered in November 2009 and February 2010 into the year 2011.

Facilities

We lease approximately 70,000 square feet of space at our headquarters facility near DIA. The lease expires in January 2015. We also lease an additional 20,000 square feet of space in a building adjacent to our main headquarters. This lease expires in July 2008. We are currently examining options to acquire additional office space to accommodate our growth.

Our Denver, Colorado reservations facility is 16,000 square foot facility, also in Denver, Colorado, which we have leased for a 10-year lease term ending in June 2011. In August 2000, we established a second reservations center facility in Las Cruces, New Mexico. This facility is approximately 12,000 square feet and is leased for a term of 122 months ending August 2010.

Lynx Aviation currently leases approximately 12,000 square feet of space in Westminster, Colorado. The lease expires in December 2012.

We have entered into an airport lease and facilities agreement expiring in 2010 with the City and County of Denver, Colorado, at DIA for ticket counter space, 22 gates in Concourse A and associated operations space. Our future growth may require us to work with DIA and the City and County of Denver, Colorado to develop access to additional gates and other airport facilities. If the construction of additional facilities is required to meet our growth needs, it is likely that we would be obligated to lease the additional facilities, thereby increasing our overall rates and charges paid to the airport. Because our overall rates and charges will be based on the final project costs as well as the number of passengers and gross weight landed at the airport, it is not possible at this time to determine the amount of future rates and charges at DIA.

We sublease a portion of Continental Airlines’ hangar at DIA. The primary term of this sublease expired in February 2007 and we now occupy that facility on a month-to-month basis. Additionally, we lease maintenance facilities in Kansas City, Missouri and Phoenix, Arizona.

Each of our airport locations requires leased space associated with gate operations, ticketing and baggage operations. We either lease the ticket counters, gates, and airport office facilities at each of the airports we serve from the appropriate airport authority or sublease them from other airlines.

Item 3: Legal Proceedings

From time to time, we are engaged in routine litigation incidental to our business. We believe there are no legal proceedings pending in which we are a party or of which any of our property is the subject that are not adequately covered by insurance maintained by us or which have sufficient merit to result in a material adverse affect upon our business, financial condition, results of operations, or liquidity.

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the NASDAQ Global Market and is traded under the symbol FRNT. As of May 18, 2007, there were 1,639 holders of record of our common stock. The following table shows the range of high and low sales prices per share for our common stock for the periods indicated as reported by NASDAQ.

	High	Low

Fiscal Year 2007 Quarter Ended

June 30, 2006	$7.83	$5.66
September 30, 2006	$8.63	$5.79
December 31, 2006	$9.08	$6.87
March 31, 2007	$8.07	$5.90

Fiscal Year 2006 Quarter Ended

June 30, 2005	$12.96	$9.26
September 30, 2005	$13.01	$8.90
December 31, 2005	$10.92	$7.57
March 31, 2006	$9.40	$6.43

Dividend Policy

We have not declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund operations and the continued development of our business, and, thus, do not expect to pay any cash dividends on our common stock in the foreseeable future. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Performance Graph

The following graph shows the cumulative total shareholder return on Frontier’s common stock compared to the cumulative total return of two other indices: (i) The Nasdaq National Market Composite Index of U.S. Companies (IXICN), and (ii) the Peer Group Index of similar line-of business companies consisting of Midwest Express Airlines (MEH), AirTran Holdings, Inc. (AAI), and JetBlue Airways Corporation (JBLU) (the “Peer Group”). JetBlue did not begin trading until April 2002, and is not included in the Peer Group Index until fiscal year 2003. The graph shows the value at the end of each of the last five fiscal years of $100 invested in Frontier Holdings common stock or the indices on March 31, 2002, assumes reinvestment of dividends, and takes into account stock splits. Historical stock price performance is not necessarily indicative of future stock price performance.

	Mar-02	Mar-03	Mar-04	Mar-05	Mar-06	Mar-07

Frontier Airlines Holdings, Inc.	100.00	27.13	56.88	57.21	42.03	32.81

NASDAQ Market Index	100.00	72.68	108.07	108.34	126.79	131.23

Peer Group Index	100.00	70.15	115.46	85.90	138.55	109.92

 Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchases by the Company during the period January 1, 2007 through March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet to be purchased under the plans or program

January 1, 2007 through January 31, 2007	-	-	-	-
February 1, 2007 through February 28, 2007	-	-	-	-
March 1, 2007 through March 31, 2007	212,701	$ 6.14	212,701	87,299

Item 6: Selected Financial Data

The following selected financial and operating data as of and for each of the years ended March 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report.

Year Ended March 31,
2007	2006	2005	2004	2003
(Amounts in thousands except per share amounts)
Statement of Operations Data:
Total operating revenues	$1,170,949	$1,001,522	$837,585	$644,739	$469,992
Total operating expenses	1,181,651	1,009,419	864,032	617,257	500,783
Operating income (loss)	(9,834)	(7,897)	(26,447)	27,482	(30,791)
Income (loss) before income tax expense (benefit)
and cumulative effect of change in accounting principle	(24,996)	(20,468)	(35,838)	20,457	(39,509)
Income tax expense (benefit)	(4,626)	(6,497)	(12,408)	7,822	(14,655)
Income (loss) before cumulative effect of change in accounting principle	(20,370)	(13,971)	(23,430)	12,635	(24,854)
Cumulative effect of change in accounting principle	-	-	-	-	2,011
Net income (loss)	$(20,370)	$(13,971)	$(23,430)	$12,635	$(22,843)
Income (loss) per share before cumulative effect
of a change in accounting principle:
Basic	$(0.56)	$(0.39)	$(0.66)	$0.39	$(0.84)
Diluted	$(0.56)	$(0.39)	$(0.66)	$0.36	$(0.84)
Net income (loss) per share:
Basic	$(0.56)	$(0.39)	$(0.66)	$0.39	$(0.77)
Diluted	$(0.56)	$(0.39)	$(0.66)	$0.36	$(0.77)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$202,981	$272,840	$174,795	$190,609	$104,880
Current assets	340,405	390,957	275,550	269,733	191,291
Total assets	1,042,868	970,432	792,011	769,706	588,315
Current liabilities	359,326	301,011	233,850	181,659	130,519
Long-term debt	451,908	405,482	282,792	280,001	261,739
Total liabilities	833,372	741,656	554,090	511,764	429,348
Stockholders' equity	209,496	228,776	237,920	257,942	158,967
Working capital (deficit)	(18,921)	89,946	41,700	88,074	60,772

	Year Ended March 31,
	2007	2006	2005	2004	2003
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$1,037,302	$878,681	$731,822	$615,390	$460,188
Revenue passengers carried (000s)	9,140	7,764	6,653	5,569	3,926
Revenue passenger miles (RPMs) (000s) (3)	8,532,577	7,436,830	6,587,589	5,120,587	3,599,553
Available seat miles (ASMs) (000s) (4)	11,310,070	9,885,599	9,115,868	7,153,740	6,013,261
Passenger load factor (5)	75.4%	75.2%	72.3%	71.6%	59.9%
Break-even load factor (6)	76.3%	75.8%	75.0%	68.8%	65.0%
Block hours (7)	234,965	202,300	182,581	142,466	120,297
Departures	97,554	82,878	72,888	61,812	53,081
Average seats per departure	129.6	129.4	130.1	132.2	132.1
Average stage length	895	922	961	875	858
Average length of haul	934	958	990	919	917
Average daily block hour utilization (8)	11.9	11.5	11.1	10.4	9.8
Passenger yield per RPM (cents) (9), (10)	12.05	11.68	11.03	11.96	12.74
Total yield per RPM (cents) (11)	12.62	12.22	11.44	12.37	13.06
Passenger yield per ASM (cents) (12)	9.09	8.79	7.97	8.56	7.63
Total yield per ASM (cents) (13)	9.52	9.19	8.26	8.86	7.82
Cost per ASM (cents)	9.49	9.13	8.46	8.42	8.33
Fuel expense per ASM (cents)	3.03	2.85	2.04	1.52	1.43
Cost per ASM excluding fuel (cents) (14)	6.46	6.28	6.42	6.90	6.90
Average fare (15)	$102.59	$103.05	$102.31	$103.54	$108.81
Average aircraft in service	54.1	48.2	44.9	37.3	33.8
Aircraft in service at end of period	57	50	47	38	36
Average age of aircraft at end of period	3.2	2.6	2.5	3.9	7.4
Average fuel cost per gallon (16)	$2.12	$1.99	$1.41	$1.04	$0.96
Fuel gallons consumed (000's)	161,616	141,474	131,906	104,799	89,236

Selected Operating Data - Regional Partner (2):

Passenger revenue (000s) (1)	$94,164	$92,826	$84,269	$11,191	$-
Revenue passengers carried (000s)	899	912	872	115	-
Revenue passenger miles (RPMs) (000s) (3)	576,431	591,787	527,205	75,974	-
Available seat miles (ASMs) (000s) (4)	799,914	821,244	736,287	111,144	-
Passenger load factor (5)	72.1%	72.1%	71.6%	68.4%	-
Passenger yield per RPM (cents) (9)	16.34	15.69	15.98	14.73	-
Passenger yield per ASM (cents) (12)	11.77	11.30	11.45	10.07	-
Cost per ASM (cents)	13.55	13.01	12.56	13.17	-
Average fare (15)	$104.72	$101.78	$96.66	$97.03	$-
Aircraft in service at end of period	9	9	9	7	-

	Year Ended March 31,
	2007	2006	2005	2004	2003
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$1,131,466	$971,507	$816,091	$626,581	$460,188
Revenue passengers carried (000s)	10,039	8,676	7,525	5,684	3,926
Revenue passenger miles (RPMs) (000s) (3)	9,109,008	8,028,617	7,114,794	5,196,561	3,599,553
Available seat miles (ASMs) (000s) (4)	12,109,984	10,706,843	9,852,155	7,264,884	6,013,261
Passenger load factor (5)	75.2%	75.0%	72.2%	71.5%	59.9%
Passenger yield per RPM (cents) (9), (10)	12.32	11.98	11.39	12.01	12.74
Total yield per RPM (cents) (11)	12.85	12.47	11.77	12.41	13.06
Passenger yield per ASM (cents) (12)	9.27	8.98	8.23	8.59	7.63
Total yield per ASM (cents) (13)	9.67	9.35	8.50	8.87	7.82
Cost per ASM (cents)	9.76	9.43	8.77	8.50	8.33

(1)
“Passenger revenue” includes revenues for reduced rate stand-by passengers, charter revenues, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date. The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue.

(2)
Regional Partner operating data includes the operations of Republic, Horizon and Mesa Airlines. On January 11, 2007, we signed an agreement with Republic under which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand. The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008. The service began on March 4, 2007 and is replacing our agreement with Horizon, which will expire on return of the last aircraft in December 2007. In September 2003, we signed an agreement with Horizon, under which Horizon operates up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 and replaced our codeshare with Mesa Airlines, which terminated on December 31, 2003. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), we have concluded that the Horizon and Republic agreements contain leases as the agreements convey the right to use a specific number and specific type of aircraft over a stated period of time. Therefore, we are recording revenues and expenses related to these agreements on a gross basis. Under the Mesa agreement, we recorded JetExpress revenues reduced by related expenses net in other revenues. JetExpress operations under the Mesa agreement from April 1, 2003 to December 31, 2003 and from February 1, 2003 to March 31, 2003 are not included in regional partner statistics in 2004 and 2003 because the Mesa arrangement was effective prior to May 28, 2003, the effective date of EITF 01-08.

Amounts included in other revenues for Mesa for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	Year Ended March 31,
	2007	2006	2005	2004	2003

Mesa revenues (000s)	$-	$-	$-	$25,155	$1,608
Mesa expenses (000s)	-	-	-	(23,438)	(2,314)
Net amount in other revenues	$-	$-	$-	$1,717	$(706)

Mesa’s revenue passenger miles (RPMs) and available seat miles (ASMs) for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	Year Ended March 31,
	2007	2006	2005	2004	2003

Mesa RPMs (000s)	-	-	-	148,163	11,004
Mesa ASMs (000s)	-	-	-	174,435	17,759

(3)
“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. This represents the number of miles flown by revenue paying passengers.

(4)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(5)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(6)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of break-even load factor is as follows:

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(in thousands)
(Income) loss before cumulative effect of accounting change	$20,370	$13,971	$23,430	$(12,635)	$24,854
Income tax (expense) benefit	4,626	6,497	12,408	(7,822)	14,655
Passenger revenue	1,037,302	878,681	731,822	615,390	460,188
Regional partner expense	(108,355)	(106,866)	(92,481)	(14,634)	-
Regional partner revenue	94,164	92,826	84,269	11,191	-
Charter revenue	(8,861)	(10,011)	(5,381)	(2,724)	(1,515)
Passenger revenue mainline (excluding charter and regional partner revenue required to break even)	$1,039,246	$875,098	$754,067	$588,766	$498,182

The calculation of the break-even load factor is as follows:
	Year Ended March 31,
	2007	2006	2005	2004	2003
Passenger revenue mainline (excluding charter and regional partner revenue required to break even) ($000s)	$1,039,246	$875,098	$754,067	$588,766	$498,182
Mainline yield per RPM (cents)	12.05	11.68	11.03	11.96	12.74
Mainline revenue passenger miles (000s) to break even assuming
constant yield per RPM	8,624,448	7,492,277	6,838,110	4,920,834	3,909,610
Mainline available seat miles (000's)	11,310,070	9,885,599	9,115,868	7,153,740	6,013,261
Mainline break-even load factor	76.3%	75.8%	75.0%	68.8%	65.0%

(7)	“Block hours” represent the time between aircraft gate departure and aircraft gate arrival.
(8)
“Average daily block hour utilization” represents the total block hours divided by the number of aircraft days in service, divided by the weighted average of aircraft in our fleet during that period. The number of aircraft includes all aircraft on our operating certificate, which includes scheduled aircraft, as well as aircraft out of service for maintenance and operational spare aircraft, and excludes aircraft removed permanently from revenue service or new aircraft not yet placed in revenue service. This represents the amount of time that our aircraft spend in the air carrying passengers.

(9)	“Passenger yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.
(10)
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

	Year Ended March 31,
	2007	2006	2005	2004	2003

Passenger revenues - mainline, as reported	$1,037,302	$878,681	$731,822	$615,390	$460,188
Less: charter revenue	8,861	10,011	5,381	2,724	1,515
Passenger revenues - mainline excluding charter	1,028,441	868,670	726,441	612,666	458,673
Add: Passenger revenues - regional partner	94,164	92,826	84,269	11,191	-
Passenger revenues, system combined	$1,122,605	$961,496	$810,710	$623,857	$458,673

(11)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(12)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(13)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
(14)
This may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission. We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses. Excluding fuel from the cost of mainline operations facilitates the comparison of results of operations between current and past periods and enables investors to better forecast future trends in our operations. Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense. However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.

(15)
“Average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

(16)
“Average fuel cost per gallon” includes non-cash mark to market gains/(losses) from fuel hedging of $12,753,000, $(2,163,000), $2,837,000, and $469,000 for the years ended March 31, 2007, 2006, 2005, and 2004, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at DIA. We are the second largest jet service carrier at DIA based on departures. We offer our customers a differentiated product, with a new aircraft, affordable pricing, and in-seat DirectTV with 24 channels of live television entertainment with four additional channels of current-run pay-per-view movies in a one class cabin on our mainline routes. As of March 31, 2007, we, in conjunction with Frontier JetExpress, operate routes linking our Denver hub to 46 U.S. cities from coast to coast, to eight cities in Mexico and to one city in Canada. As of March 31, 2007, we provided jet service to Mexico from ten non-hub cities and we began service between San Francisco, California and Los Angeles, California with five daily frequencies on June 29, 2006 and service between San Francisco, California and Las Vegas, Nevada on December 14, 2006 with one daily frequency.

During the year ended March 31, 2007, we had a net loss of $20,370,000 or 56¢ per diluted share, as compared to a net loss of $13,971,000 or 39¢ per diluted share for the year ended March 31, 2006. Included in our net loss for the year ended March 31, 2007 was a non-cash mark to market derivative gain which decreased fuel expense by $12,753,000 and $656,000 in gains on Boeing parts held for sale which were offset by a tax valuation allowance of $3,980,000. These items, net of income taxes, decreased our net loss by 12¢ per share for the year ended March 31, 2007. Included in our net loss for the year ended March 31, 2006 was a non-cash mark to market derivative loss, which increased fuel expense by $2,163,000 and $3,414,000 of aircraft and facility exit charges which related primarily to three leased Boeing 737-300 aircraft we ceased using during the first quarter of fiscal year 2006, offset by gains on the sale of Boeing parts held for sale of $1,144,000 These items, net of income taxes, increased our net loss by 8¢ per share for the year ended March 31, 2006.

Our losses over the past three years have been primarily driven by rising fuel costs and our inability to pass these increases on to our customers due to a highly competitive market. We have seen a sharp rise in fuel costs since January 2004, and fuel costs may continue to increase or remain at these historically high levels. Our average fuel cost per gallon, including hedging activities, was $2.12 for the year ended March 31, 2007 compared to $1.99 for the year ended March 31, 2006, an increase of 6.5%. We have implemented several strategic initiatives to decrease our fuel burn rate during the year, which resulted in a decrease of our fuel burn rate to an average of 688 gallons per block hour from an average of 699 gallons per block hour for fiscal year 2006, a decrease of 1.6%.

We have increased passenger revenues by 18.1% over the prior year which is a result of increasing our capacity (as measured by ASM’s) by 14.4% while increasing our passenger yields by 3.2%. The increase in our passenger yields can be primarily attributed to a 2.5% reduction in our average length of haul as we had a decrease of our average fare from $103.05 to $102.59, or 0.4%, due to competitive pricing pressure.

We have relatively low operating expenses excluding fuel because we currently operate a single fleet of aircraft on our mainline routes in a single class of service with high aircraft utilization rates. Our mainline CASM, or cost per available seat mile, for the year ended March 31, 2007 and 2006 was 9.49¢ and 9.13¢, respectively, an increase of 3.9%. The increase in mainline CASM was largely due to an increase in fuel expense to 3.03¢ per ASM from 2.85¢ per ASM for the years ended March 31, 2007 and 2006, respectively, an increase of 6.3%. Mainline CASM excluding fuel was 6.46¢ per ASM as compared to 6.28¢ per ASM for the years ended March 31, 2007 and 2006, respectively, an increase of 2.9%. This increase in mainline CASM is partially due to $3,582,000 of start-up costs in Lynx Aviation, $3,800,000 of expenses (primarily deicing expense) associated with unusually inclement weather at DIA, a decrease in the average stage length of 2.9%, an increase in promotion and sales expense related to increased rates in reservation and travel agency expenses and increases in advertising spending.

We intend to continue our focused growth strategy, which included the completion of our fleet transition from a Boeing fleet to an all Airbus fleet in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced and scheduling is more efficient. As of March 31, 2007, we have remaining firm purchase commitments for 13 Airbus aircraft from Airbus and ten Q400 aircraft from Bombardier. We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are underserved.

The airline industry continues to operate in an intensely competitive market. We expect competition will remain intense, as over-capacity in the industry continues to exists. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive. Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions. Additionally, the intense competition has created financial hardship for some of our competitors that have been forced to reduce capacity or have been forced into bankruptcy protection.

Highlights from the 2007 Fiscal Year

•
We took delivery of six new Airbus A319 aircraft and one new Airbus A318 aircraft (3 owned and 4 leased), for an increase of seven aircraft and a fleet total of 57 available for revenue service at year end.

•	In January 2007, the DOT designated us as a major carrier, which is U.S.-based airlines that post more than $1 billion in revenue during a fiscal year.

•
We formed a new subsidiary, Lynx Aviation, Inc., which intends to assume a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft (with an option to purchase ten additional aircraft) and will be operated with its own operating certificate.

•
On January 11, 2007, we signed an agreement with Republic Airlines, Inc., which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand. The service began on March 4, 2007 and is replacing our agreement with Horizon.

•
The City and County of Denver announced that it reached an agreement with United Airlines under which United Airlines gave up the six gates it leased on Concourse A. We lease these gates on a preferential basis.

•	We unveiled “A Whole Different Website” with new features and functionality.

•	We renewed our title as the official and now exclusive airline sponsor of the Colorado Rockies, Denver's major league baseball team, for an additional five years.

•	We entered into an exclusive three year agreement with Marriott International’s guest loyalty program, Marriott Rewards®, in conjunction with our EarlyReturns® frequent flyer program.

•	In December 2006, the readers of Business Traveler magazine selected us as the best low cost carrier in the U.S. in the magazine’s 18th annual Readers’ Choice Business Travel Survey.

•
In November 2006, we partnered with AirTran Airways to create the first Low Cost Carrier referral and frequent flyer partnership in the industry that offers travelers the ability to reach more than 80 destinations across four countries. This partnership enables both airlines to increase destination options by linking phone and online reservations systems as well as enabling our EarlyReturns® and AirTran’s A+ Rewards members to earn and redeem mileage/travel credits on both airlines.

•	On November 30, 2006, our flight attendants voted against union representation by the IBT. This is the fifth time our flight attendants voted against union representation.

•	In February 2007, FAPA ratified a new collective bargaining agreement. The new four-year agreement amended the previous five-year contract signed in May 2000.

Outlook

Although we have been able to raise capital and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic or yields required to reach profitable operations in new and existing markets. We expect our mainline full-year operating capacity for fiscal year 2008 to increase by approximately 12% to 14% over fiscal year 2007 with the addition of three A318’s, two A320’s and ten Q400’s.  While the industry revenue environment remains extremely competitive, our passenger revenue per available seat mile is expected to increase slightly in fiscal year 2008.  Our mainline cost per available seat mile, excluding fuel, is expected to also rise slightly over fiscal 2007 as we will be investing in the start-up operations of Lynx Aviation for the first two quarters of fiscal year 2008 until revenue service begins, which is estimated to be in September 2007. Fuel costs have risen sharply in 2007 and may remain at these historically high levels or increase even further. Due to the unpredictability of the price of fuel and these historically high fuel costs, we cannot predict if we will be profitable in fiscal 2008.

Selected Mainline Operating Statistics

  To a large extent, changes in operating expenses for airlines are driven by changes in capacity, or ASMs. The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for years ended March 31, 2007, 2006, and 2005. Regional partner revenues, expenses and ASMs were excluded from this table. This data should be read in conjunction with “Selected Financial Data” contained in Item 6 to this report.

	2007		2006		2005
	Revenue/Cost Per ASM	% Of Total Revenue	Revenue/Cost Per ASM	% Of Total Revenue	Revenue/Cost Per ASM	% Of Total Revenue
	(in cents)		(in cents)		(in cents)
Revenues:
Passenger - mainline	9.17	96.3%	8.89	96.7%	8.03	97.1%
Cargo	0.06	0.7%	0.06	0.6%	0.05	0.7%
Other	0.29	3.0%	0.24	2.7%	0.18	2.2%
Total revenues	9.52	100.0%	9.19	100.0%	8.26	100.0%

Operating expenses:
Flight operations	1.43	15.0%	1.43	15.5%	1.45	17.5%
Aircraft fuel expense	3.03	31.9%	2.85	31.0%	2.04	24.7%
Aircraft lease expense	0.96	10.1%	0.95	10.4%	0.95	11.5%
Aircraft and traffic servicing	1.47	15.5%	1.40	15.2%	1.42	17.2%
Maintenance	0.78	8.2%	0.78	8.5%	0.84	10.2%
Promotion and sales	1.02	10.7%	0.91	9.9%	0.88	10.7%
General and administrative	0.50	5.2%	0.50	5.4%	0.53	6.4%
Aircraft lease and facility exit costs	-	-	0.03	0.4%	-	-
Impairments and (gains)/ losses on sales of assets, net	(0.01)	(0.1)%	(0.01)	(0.1)%	0.06	0.7%
Depreciation	0.31	3.2%	0.29	3.1%	0.29	3.5%
Total operating expenses	9.49	99.7%	9.13	99.3%	8.46	102.4%

Results of Operations - Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

We had a net loss of $20,370,000 or 56¢ per diluted share for the year ended March 31, 2007, as compared to a net loss of $13,971,000 or 39¢ per diluted share for the year ended March 31, 2006. Included in our net loss for the year ended March 31, 2007 was a tax valuation allowance of $3,980,000 offset by a non-cash mark to market derivative gain which decreased fuel expense by $12,753,000 and $656,000 in gains on Boeing parts held for sale. These items, net of income taxes, decreased our net loss by 12¢ per share for the year ended March 31, 2007.

Included in our net loss for the year ended March 31, 2006 were the following items before the effect of income taxes: aircraft lease and facility exit charges of $3,414,000 primarily relating to three leased Boeing 737-300 aircraft that we ceased using during the first quarter, gains of $1,144,000 related to the sale of Boeing parts held for sale and other assets and a non-cash mark to market loss on fuel hedges of $2,163,000. These items, net of income taxes, increased our net loss by 8¢ per share.

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

Passenger Revenues - Mainline. Mainline passenger revenues totaled $1,037,302,000 for the year ended March 31, 2007 compared to $878,681,000 for the year ended March 31, 2006, an increase of 18.1%. Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenues from ticketed passenger sales generated 90.4% of our mainline passenger revenues and increased $137,676,000 or 17.2% over the year ended March 31, 2006. The increase in mainline revenue earned from ticketed passenger sales resulted from a 14.4% increase in ASMs, or $115,282,000, an increase of 0.2 points in load factor, or $2,596,000, and an increase in our yields from ticket sales of 2.2% or $19,798,000. The percentage of revenues generated from other sources compared to total mainline passenger revenue are as follows: Administrative fees were 2.7%; revenue recognized for tickets that were not used within one year from issuance were 3.0%, charter revenues were 0.9% and revenue from our co-branded credit card were 1.9%. These sources of revenue increased total mainline passenger revenues by $20,317,000 as compared to the year ended March 31, 2006.

Other Revenues. Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees totaled $32,603,000 and $24,338,000 for the year ended March 31, 2007 and March 31, 2006, respectively, an increase of 34.0% and were 3.0% and 2.7% of total mainline operating revenues for the years ended March 31, 2007 and 2006. The increase in other revenues was primarily due to the increase of $6,646,000 in the revenues earned for the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

Total mainline operating expenses were $1,073,296,000 and $902,553,000 for the years ended March 31, 2007 and 2006, respectively, an increase of 18.9%, and represented 99.7% and 99.3% of total mainline revenues, respectively. Mainline operating expenses increased slightly as a percentage of mainline revenue during the year ended March 31, 2006 largely a result of a 6.5% increase in our aircraft fuel cost per gallon for the year ended March 31, 2006 as compared to the prior comparable period.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits increased 12.4% to $246,568,000 compared to $219,380,000, and were 22.9% and 24.1% of total mainline revenues for the years ended March 31, 2007 and 2006, respectively. Salaries, wages and benefits increased over the prior comparable period largely as a result of an increase in the number of full-time equivalent employees to support our continued capacity growth. Our full-time equivalent employee count increased from approximately 4,200 at March 31, 2006 to 4,800 at March 31, 2007, or 14.3%.

Flight Operations. Flight operations expenses increased 14.3% to $161,544,000 as compared to $141,316,000, and were 15.0% and 15.5% of total mainline revenues, for the year ended March 31, 2007 and 2006, respectively. Flight operations expenses increased due to an increase in mainline block hours from 202,300 for the year ended March 31, 2006 to 234,965 for the year ended March 31, 2007, an increase of 16.1%. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 15.1% to $95,020,000 compared to $82,566,000, and were 8.8% and 9.1% of total mainline revenue for the year ended March 31, 2007 and 2006, respectively. We employed approximately 1,865 full time equivalent pilots and flight attendants at March 31, 2007 as compared to 1,614 at March 31, 2006, an increase of 15.6%. We increased the number of pilots and flight attendants over the prior year to support the 16.1% increase in block hours and the 12.2% increase in the average aircraft in service.

Aircraft insurance expenses totaled $9,819,000 (0.9% of total mainline revenue) and $9,896,000 (1.1% of total mainline revenue) for the years ended March 31, 2007 and 2006, respectively. Aircraft insurance expenses were $1.07 per passenger and $1.27 per passenger for the years ended March 31, 2007 and 2006, respectively, a decrease on a per passenger basis of 15.7%. Our aircraft hull and liability coverage renewed on January 1, 2006 to December 31, 2006 at rates that were reduced by 9.9%. Our rates were further reduced by 33.4% for the policy that covers January 1, 2007 to December 31, 2007. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current government war risk policy is in effect until August 31, 2007. We do not know whether the government will extend the coverage beyond August 31, 2007 and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

                   Aircraft Fuel. Aircraft fuel costs of $343,082,000 for 161,616,000 gallons used and $281,906,000 for 141,474,000 gallons used and resulted in an average fuel cost of $2.12 and $1.99 per gallon for the year ended March 31, 2007 and 2006, respectively, an increase of 6.5% per gallon. Aircraft fuel costs, excluding hedging losses and gains, were $2.18 and $2.02 per gallon for the year ended March 31, 2007 and 2006, respectively, an increase of 7.9%. Aircraft fuel expenses represented 31.9% and 31.0% of total mainline revenue for the years ended March 31, 2007 and 2006, respectively. Fuel prices are subject to change weekly as we purchase a very small portion in advance for inventory. Fuel consumption for the years ended March 31, 2007 and 2006 averaged 688 and 699 gallons per block hour, respectively, a decrease of 1.6%. Fuel consumption per block hour decreased during the year ended March 31, 2007 from the prior year due to the implementation of several fuel conservation initiatives.

Our aircraft fuel expenses for the year ended March 31, 2007 include a non-cash mark to market derivative gain of $12,753,000 recorded as a decrease to fuel expense offset by cash settlements of $3,925,000 paid to a counter-party recorded as an increase in fuel expense. Our aircraft fuel expenses for the year ended March 31, 2006 include a non-cash mark to market derivative loss of $2,163,000 recorded an increase to fuel expense offset by cash settlements of $5,338,000 received from a counter-party recorded as a decrease in fuel expense.

Aircraft and Engine Lease. Aircraft lease expenses totaled $108,623,000 (10.1% of total mainline revenue) and $94,229,000 (10.4% of total mainline revenue) for the years ended March 31, 2007 and 2006, respectively, an increase of 15.3%. The increase in lease expense is due to an increase in the average number of leased aircraft from 32.7 to 36.7, or 12.2%, and increases in lease rates for four of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $166,525,000 and $138,492,000, an increase of 20.2%, for the years ended March 31, 2007 and 2006, respectively, and represented 15.5% and 15.2% of total mainline revenues. Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses. During the year ended March 31, 2007, our departures increased to 97,554 from 82,878 for the year ended March 31, 2006, an increase of 17.7%. Aircraft and traffic servicing expenses were $1,707 per departure for the year ended March 31, 2007 as compared to $1,671 per departure for the year ended March 31, 2006, an increase of 2.2%. Aircraft and traffic servicing during the year ended March 31, 2007 included an increase in glycol expenses of $3,300,000, or 83.6%, over the prior year primarily related to the significant snow storms in Denver in December 2006 and January 2007. In addition, we had additional operating costs of $5,106,000 during the year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006 primarily related to our Los Angeles to San Francisco shuttle, which operated five times a day, and an increase in the rates charged by the Los Angeles airport.

Maintenance. Maintenance expenses of $87,978,000 and $77,238,000 were 8.2% and 8.5% of total revenue for the years ended March 31, 2007 and 2006, respectively, an increase of 13.9% as compared to the year ended March 31, 2006. Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance cost per block hour was $374 and $382 for the years ended March 31,

2007 and 2006, respectively, a decrease of 2.1%, primarily related to several leased aircraft in which supplemental rent amounts reached the maximum reserve amount required during the year and increases in maintenance labor performed in which we receive reimbursement against these reserves.

Promotion and Sales. Promotion and sales expenses totaled $115,536,000 and $89,751,000 and were 10.7% and 9.9% of total mainline revenues for the years ended March 31, 2007 and 2006, respectively, an increase of 28.7%. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. During the year ended March 31, 2006, promotion and sales expense was reduced by $4,444,000 due to the favorable resolution of a sales and use tax credit on the taxation of ticketing services that related to the period September 2001 to March 2005. During the year ended March 31, 2007, promotion and sales expenses, per mainline passenger increased to $12.64 from $12.13 (excluding the sales and use tax credit) for the year ended March 31, 2006. Promotion and sales expenses per mainline passenger increased primarily as a result of an increase in the commission rates paid to external travel websites, an increase in advertising expenses and the inclusion of the favorable tax ruling in the fiscal year 2006 promotion and sales expense.

General and Administrative. General and administrative expenses for the years ended March 31, 2007 and 2006 totaled $56,019,000 and $48,979,000, respectively, an increase of 14.4%, and were 5.2% and 5.4% of total mainline revenues, respectively. General and administrative expenses include the wages and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments. General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses increased due to increases in our worker’s compensation expense, consulting and legal expenses (primarily related to the start-up of Lynx Aviation) offset by a reduction in our health insurance expense as compared to the year ended March 31, 2006.

Depreciation. Depreciation expenses were $34,702,000 and $28,372,000 and were approximately 3.2% and 3.1% of total mainline revenue for the years ended March 31, 2007 and 2006, respectively, an increase of 22.3%. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service to 17.7 during the year ended March 31, 2007 as compared to 15.5 purchased aircraft in service for the year ended March 31, 2006, an increase of 14.2%. The increase in depreciation expense is also due to accelerated depreciation on our aircraft seats which we are replacing over the next two fiscal years and investments in rotable aircraft components, aircraft improvements and ground equipment to support the 14.4% increase in our capacity during the year ended March 31, 2007.

Business interruption insurance proceeds. We recorded insurance proceeds of $868,000 as a result of final settlements of business interruption claims that covered lost profits when our service to Cancun, Mexico and New Orleans, Louisiana were disrupted by hurricanes during the fiscal year ended March 31, 2006.

Nonoperating (Income) Expense. Net nonoperating expense totaled $15,162,000 for the year ended March 31, 2007 as compared to net nonoperating expense of $12,571,000 for the year ended March 31, 2006, an increase of 20.6%.

Interest income increased to $14,982,000 from $9,366,000 during the year ended March 31, 2007 from the year ended March 31, 2006 as a result of an increase in short-term interest rates earned on investments and an increase in our average cash position during the year ended March 31, 2007 largely as a result of the net proceeds of $88,759,000 from our convertible notes offering in December 2005.

Interest expense, net of capitalized interest, increased to $29,899,000 for the year ended March 31, 2007 from $21,758,000 for the year ended March 31, 2006, an increase of 37.4%. The increase in interest expense was a result of additional debt for the acquisition of three additional purchased aircraft, an increase in the weighted average borrowing rate and additional debt of $92,000,000 from our convertible notes offering in December 2005. Debt related to aircraft increased from $335,756,000 as of March 31, 2006 to $386,755,000 as of March 31, 2007 with an increase in the average weighted interest rate from 6.55% to 7.15% as of March 31, 2006 and 2007, respectively.

Income Tax Benefit. We recorded an income tax benefit of $4,626,000 during the year ended March 31, 2007, which includes a valuation allowance of $3,980,000 which resulted in an effective tax rate of 18.5%, compared to an income tax benefit of $6,497,000 during the year ended March 31, 2006 at a 31.7% rate. During the year ended March 31, 2007, our tax benefit was at a federal rate of 35.0% plus the blended state rate of 2.7% (net of federal benefit) and was decreased by the tax effect of permanent differences of 3.6%. During the years ended March 31, 2007 and 2006, we recorded valuation allowances of $3,980,000 and $273,000 against federal and certain state net operating loss carryforwards since it was more likely than not that these tax benefits were not going to be realized due to lack of taxable income in these jurisdictions before those net operating loss carryforwards expire.

Regional Partner

Regional partner revenues are derived from Frontier JetExpress operated by Horizon and Republic. Our mainline passenger revenue increases as a result of incremental revenue from passengers connecting to/from regional flights. Operating expenses include all direct costs associated with Frontier JetExpress operated by Horizon and Republic plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with Horizon and Republic in which we reimburse these expenses plus a margin. Operating expenses also include other direct costs incurred for which we do not pay a margin.   These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenues - Regional Partner.  Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon and Republic, totaled $94,164,000 for the year ended March 31, 2007 and $92,826,000 for the year ended March 31, 2006, a 1.4% increase. The increase in revenue is due to an increase in the average fare to $104.72 during the year ended March 31, 2007 from $101.78 during the year ended March 31, 2006, an increase of 2.9%.

Operating Expenses - Regional Partner.  Regional partner expense for the year ended March 31, 2007 and 2006 totaled $108,355,000 and $106,866,000, respectively, a 1.4% increase, and was 115.1% of total regional partner revenues for each of the years ended March 31, 2007 and 2006. Regional partner operating expenses include all direct costs associated with Frontier JetExpress operated by Horizon and Republic. The increase in expenses is primarily due to a $1,450,000 increase in fuel expense for the regional partner operations as compared to the prior year.

Results of Operations - Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

We had a net loss of $13,971,000 or 39¢ per diluted share for the year ended March 31, 2006, as compared to a net loss of $23,430,000 or $0.66 per diluted share for the year ended March 31, 2005. Included in our net loss for the year ended March 31, 2006 were the following items before the effect of income taxes: aircraft lease and facility exit charges of $3,414,000 primarily relating to three leased Boeing 737-300 aircraft that we ceased using during the first quarter and a non-cash mark to market loss on fuel hedges of $2,163,000, offset by gains of $1,144,000 related to the sale of Boeing parts held for sale and other assets. These items, net of income taxes, increased our net loss by 8¢ per share. Also, included in our results is $421,000 in additional federal airport security expenses due to a retroactive assessment by the TSA. We believe this assessment is improper and are vigorously contesting it.

Included in our net loss for the year ended March 31, 2005 were the following items before the effect of income taxes: a write down of $5,123,000 of the carrying value of expendable Boeing 737 inventory and losses on sales of assets of $85,000 which was partially offset by and non-cash mark to market gain on fuel hedges of $2,837,000. These items, net of income taxes, increased our net loss by 4¢ per diluted share.

Mainline Revenues

Passenger Revenues - Mainline. Mainline passenger revenues totaled $878,681,000 for the year ended March 31, 2006 compared to $731,822,000 for the year ended March 31, 2005, an increase of $146,859,000 or 20.0%.

Revenues from ticket sales generated 91.0% of our mainline passenger revenues and increased $119,360,000 or 17.5% over prior year. The increase in ticket sales resulted from an 8.4% increase in ASMs, or $57,476,000, a 4.0% increase in load factor, or $30,274,000, and a 4.1% increase in our yields from ticket sales, or $31,610,000. Revenues generated from other sources and the percentage of mainline passenger revenues are as follows: Administrative fees were 2.4%; revenue recognized for tickets that are not used within one year from issuance were 2.9%, charter revenues were 1.1% and earnings from our co-branded credit card were 1.3%. These sources of revenue increased mainline passenger revenue by $18,737,000 as compared to prior year, or 38.1%, due to our 16.7% increase in passengers and the increased usage of our co-branded credit card.

Other Revenues. Other revenues totaled $24,338,000 for the year ended March 31, 2006 compared to $16,536,000 for the year ended March 31, 2005, an increase of $7,802,000 or 47.2%. The increase in other revenues was primarily due to an increase the revenue received from our co-branded credit card, increased revenue generated from ground handling contracts, increased revenues in excess baggage fees and pay-per-view movies.

Mainline Operating Expenses

Total mainline operating expenses were $902,553,000 and $771,551,000 for the years ended March 31, 2006 and 2005, respectively, and represented 99.3% and 102.4% of total mainline revenues, respectively. Mainline operating expenses decreased as a percentage of mainline revenue during the year ended March 31, 2006 largely a result of a 10.3% increase in our RASM coupled with an increase in our load factors of 2.9 points. This decrease was significantly offset by an increase of 41.1% in our aircraft fuel cost per gallon for the year ended March 31, 2006 as compared to the prior comparable period.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits increased 8.4% to $219,380,000 compared to $202,341,000, and were 24.1% and 26.9% of total mainline revenues for the years ended March 31, 2006 and 2005, respectively. Salaries, wages and benefits increased over the prior comparable periods largely as a result of general wage increases, increases in heath insurance costs and increases in workers compensation insurance. Our full time equivalent employee count increased 13.5% from 3,700 at March 31, 2005 to 4,200 at March 31, 2006.

Flight Operations. Flight operations expenses increased 7.0% to $141,316,000 as compared to $132,022,000, and were 15.5% and 17.5% of total mainline revenues, for the year ended March 31, 2006 and 2005, respectively. Flight operations expenses increased due to an increase in mainline block hours from 182,581 for the year ended March 31, 2005 to 202,300 for the year ended March 31, 2006, an increase of 10.8%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 13.9% to $82,566,000 compared to $72,487,000, and were 9.1% and 9.6% of total mainline revenue for the year ended March 31, 2006 and 2005, respectively. We increased the number of pilots and flight attendants over the prior year by 16.1% to support the 10.8% increase in block hours and the 7.3% increase in the average aircraft in service.

Aircraft insurance expenses totaled $9,896,000 (1.1% of total mainline revenues) and $10,219,000 (1.4% of total mainline revenue) for the year ended March 31, 2006 and 2005, respectively, a decrease of 3.2%. Aircraft insurance expenses were 13¢ and 16¢ per RPM for the year ended March 31, 2006 and 2005, respectively, a decrease of 18.8%. Our aircraft hull and liability coverage was renewed at reduced premium rates twice during the year.

Aircraft Fuel.  Aircraft fuel costs of $281,906,000 for 141,474,000 gallons used and $185,821,000 for 131,906,000 gallons used and resulted in an average fuel cost of $1.99 and $1.41 per gallon for the year ended March 31, 2006 and 2005, respectively, an increase of 41.1% per gallon. Aircraft fuel costs, excluding hedging losses and gains, were $2.02 and $1.47 per gallon for the year ended March 31, 2006 and 2005, respectively, an increase of 37.4%. Aircraft fuel expenses represented 31.0% and 24.7% of total mainline revenue for the years ended March 31, 2006 and 2005, respectively. Our results of operations for the year ended March 31, 2006 include a non-cash mark to market derivative loss of $2,163,000 and realized gains of $5,338,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. Our results of operations for the year ended March 31, 2005 include a non-cash mark to market derivative gain of $2,837,000 and a realized gain of approximately $4,768,000 in cash settlements received from a counter-party recorded as a decreases in fuel expense.

Aircraft Lease.  Aircraft lease expenses totaled $94,229,000 (10.4% of total mainline revenues) and $87,096,000 (11.5% of total mainline revenue) for the years ended March 31, 2006 and 2005, respectively, an increase of 8.2%. The increase in lease expense is due to an increase in the average number of leased aircraft from 30.9 to 32.7, or 5.8%, costs associated with the late return of certain Boeing aircraft, increases in lease rates for four of our aircraft that have variable rents based on LIBOR and additional rent related to two spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $138,492,000 and $129,470,000, an increase of 7.0%, for the years ended March 31, 2006 and 2005, respectively, and represented 15.2% and 17.2% of total mainline revenues. During the year ended March 31, 2006, we added a net of six cities with mainline only service. During the year ended March 31, 2006, our departures increased to 82,878 from 72,888 for the year ended March 31, 2005, an increase of 13.7%. Aircraft and traffic servicing expenses were $1,671 per departure for the year ended March 31, 2006 as compared to $1,776 per departure for the year ended March 31, 2005, a decrease of 5.9%. This decrease in the amount of expenses per departure is related to the realization of economies of scale.

Maintenance. Maintenance expenses of $77,238,000 and $76,679,000 were 8.5% and 10.2% of total mainline revenues for the years ended March 31, 2006 and 2005, respectively, an increase of 0.7%. Maintenance cost per block hour was $382 and $420 for the years ended March 31, 2006 and 2005, respectively, a decrease of 9.0%. Maintenance cost per block hour decreased as a result of our transition to an all Airbus fleet that is less costly to maintain than our older Boeing aircraft, offset slightly by maintenance costs associated with meeting the return condition requirements of five Boeing aircraft during the year. Our mainline average age of aircraft was 2.6 years as of March 31, 2006.

Promotion and Sales. Promotion and sales expenses totaled $89,751,000 and $80,407,000 and were 9.9% and 10.7% of total mainlines revenues for the years ended March 31, 2006 and 2005, respectively, an increase of 11.6%. During the year ended March 31, 2006, promotion and sales expense was reduced by $4,444,000 due to the favorable resolution in the current fiscal year of a sales and use tax credit on the taxation of ticketing services which related to the period September 2001 to March 2005. During the year ended March 31, 2006, promotion and sales expenses, excluding this item, per mainline passenger increased to $12.13 from $12.09 for the year ended March 31, 2005. Promotion and sales expenses per mainline passenger increased primarily as a result of an increase in the commission rates paid to external travel websites.

General and Administrative. General and administrative expenses for the years ended March 31, 2006 and 2005 totaled $48,979,000 and $48,350,000, respectively, an increase of 1.3%, and were 5.4% and 6.4% of total mainline revenues respectively. General and administrative expenses remained relatively flat, despite increased rates for health insurance and worker’s compensation, due to $2,958,000 of expenses incurred during the fiscal year ended March 31, 2005 for the Sabre implementation .

Aircraft Lease and Facility Exit Costs. In April 2005, we finalized our transition to an all Airbus fleet and ceased using three of our Boeing 737-300 leased aircraft, which had original lease termination dates in September 2005, August 2005 and May 2006. We negotiated an early termination fee for the aircraft with an original termination date of May 2006. As such, we recorded a charge of $3,312,000 to reflect the estimated fair value of the remaining lease payments and a one-time early return payment. We also recorded $102,000 of facility exit costs for a revised estimate of time to obtain a sublease on leased space we ceased using in fiscal year 2005. There were no similar costs incurred during the year ended March 31, 2005.

Gains and Losses on Sales of Assets, Net. During the year ended March 31, 2006, we had net gains totaling $1,144,000, which related primarily to the sale of Boeing spare parts. During the year ended March 31, 2005, we incurred a net loss totaling $85,000 on the sale of Boeing spare parts and other assets.

Depreciation. Depreciation expenses were $28,372,000 and $26,498,000, or approximately 3.1% and 3.5% of total mainline revenues for the years ended March 31, 2006 and 2005, respectively, an increase of 7.1%. The increase in depreciation expense is primarily due to an increase in the average number of owned aircraft from 14.0 to 15.5, or 10.7%.

Nonoperating (Income) Expense. Net nonoperating expense totaled $12,571,000 for the year ended March 31, 2006 as compared to net nonoperating expense of $9,391,000 for the year ended March 31, 2005, an increase of 33.9%.

Interest income increased to $9,366,000 from $3,758,000 during the year ended March 31, 2006 from the prior year as a result of an increase in short-term interest rates earned on investments and an increase in our cash position largely as a result of the net proceeds of $88,759,000 from our convertible notes offering in December 2005.

Interest expense increased to $21,758,000 for the year ended March 31, 2006 from $13,184,000 for the year ended March 31, 2005, an increase of 65.0%. The increase in interest expense was a result of additional debt for the acquisition of two additional purchased aircraft, an increase in the weighted average borrowing rate and additional debt of $92,000,000 from our convertible notes offering in December 2005. Interest on our convertible notes is at a fixed rate of 5.0% and resulted in an increase of $1,651,000 in interest expense. Debt related to aircraft increased from $301,015,000 as of March 31, 2005 to $335,756,000 as of March 31, 2006 with an increase in the average weighted interest rate from 4.82% to 6.55% as of March 31, 2005 and 2006, respectively.

Income Tax Benefit. We recorded an income tax benefit of $6,497,000 during the year ended March 31, 2006 at a 31.7% rate, compared to an income tax benefit of $12,408,000 during the year ended March 31, 2005 at a 34.6% rate. During the year ended March 31, 2006, our tax benefit was at a federal rate of 35.0% plus the blended state rate of 3.0% (net of federal benefit) and was decreased by the tax effect of permanent differences of 3.6%. During the year ended March 31, 2006, we increased our valuation allowance by $273,000 against certain state net operating loss carryforwards since it was more likely than not that the tax benefit was not going to be realized due to lack of taxable income in these jurisdictions before those net operating loss carryforwards expire.

Regional Partner

Passenger Revenues - Regional Partner.  Regional partner revenues totaled $92,826,000 for the year ended March 31, 2006 and $84,269,000 for the year ended March 31, 2005, a 10.2% increase. The increase in revenue is due to an increase in our utilization of the aircraft resulting in an increase of 4.6% in passengers coupled with an increase in the average fare to $101.78 from $96.66, an increase of 5.3%.

Operating Expenses - Regional Partner.  Regional partner operating expenses for the year ended March 31, 2006 and 2005 totaled $106,866,000 and $92,481,000, respectively, and was 115.1% and 109.7% of total regional partner revenues, respectively. The increase in operating expenses is primarily due to a 47.2% increase in fuel expense for the regional partner operations and an increase in performance bonuses paid.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, advanced ticket sales, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel. We depend on lease or mortgage-style financing to acquire all of our aircraft, including 13 additional Airbus aircraft that as of March 31, 2007 are scheduled for delivery through August 2010 and ten Bombardier aircraft scheduled for delivery through December 2007.

We had cash and cash equivalents of $202,981,000 and $272,840,000 at March 31, 2007 and March 31, 2006, respectively. At March 31, 2007, total current assets were $340,405,000 as compared to $359,326,000 of total current liabilities, resulting in negative working capital of $18,921,000. At March 31, 2006, total current assets were $390,957,000 as compared to $301,011,000 of total current liabilities, resulting in working capital of $89,946,000. The decrease in our working capital from March 31, 2006 to March 31, 2007 is largely a result of an increase in our air traffic liability of $30,091,000 and cash used for aircraft pre-delivery payments for our Airbus and Bombardier aircraft and other capital expenditures.

Operating Activities. Cash provided by operating activities for the year ended March 31, 2007 was $23,227,000 as compared to $79,642,000 for the year ended March 31, 2006. The decrease in operating cash flows was primarily due to an increase in our bankcard and letter of credit collateral requirements of $9,161,000, which increased our restricted cash. We also increased our fuel and expendable inventories by $9,012,000 to support the increase in the number of aircraft in our fleet.

Investing Activities. Cash used in investing activities for the year ended March 31, 2007 was $141,310,000. Capital expenditures of $172,270,000 for the year ended March 31, 2007 included the purchase of three Airbus A319 aircraft, one Airbus A318 aircraft and one spare engine, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements and ground equipment. We received $43,947,000 primarily from the sale of one of the three newly acquired Airbus A319 aircraft and a spare engine in two sale-leaseback transactions and proceeds from the sale of Boeing assets held for sale. Aircraft lease and purchase deposits made during the period were $47,933,000, including $15,276,000 for pre-delivery payments on Bombardier Q400 aircraft, and pre-delivery payments and deposits totaling $34,946,000 were applied against the purchase of four Airbus A319 aircraft, one spare engine and LiveTV equipment.

Cash used in investing activities for the year ended March 31, 2006 was $95,502,000. Capital expenditures were $93,775,000 for the year ended March 31, 2006 and included the purchase of two Airbus A319 aircraft, the purchase of LiveTV equipment, the purchase of one spare engine that was delivered to us and that we sold in a sale-leaseback transaction, rotable aircraft components, aircraft improvements and ground equipment. We received $9,843,000 from the sale of the spare engine that we sold in a sale-leaseback transaction, the sale of Boeing spare parts held for sale and other assets. Aircraft lease and purchase deposits made during the period were $36,117,000, which was offset by pre-delivery payments totaling $19,513,000 applied against the purchase of two Airbus A319 aircraft and LiveTV equipment.

Financing Activities. Cash provided by financing activities for the year ended March 31, 2007 was $48,224,000. During the year ended March 31, 2007, we paid $23,439,000 of debt principal payments on our 19 owned aircraft and we borrowed $74,438,000 to purchase two additional Airbus A319 aircraft and one Airbus A318 aircraft. We were also required to increase our compensation balance at a bank by $750,000 to secure letters of credit.

Cash provided by financing activities for the year ended March 31, 2006 was $116,905,000. On December 7, 2005, we completed the issuance of $92,000,000 principal amount of 5% convertible notes due 2025, raising net proceeds of approximately $88,759,000. The net proceeds from our convertible debt offering are being used for general working capital purposes and capital expenditures related to the purchase of financing of aircraft and expansion of our operations. During the year ended March 31, 2006, we borrowed $54,700,000 for the purchase of two Airbus A319 aircraft, paid $19,959,000 of debt principal payments on 16 owned aircraft and repaid short-term borrowings of $5,000,000 under a revolving line of credit. During the year ended March 31, 2006, we also received $1,551,000 from the exercise of common stock options and paid $1,146,000 of fees for aircraft debt financing.

Other Items That Impact Our Liquidity

We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry. In September 2005, we filed a shelf registration statement with the SEC, which will enable us to periodically sell up to $250,000,000 in preferred and common stock and debt and other securities. In December 2005, in the first offering under this shelf registration statement, we issued $92,000,000 of 5% convertible notes due 2025. We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit, aircraft sale-leasebacks, and other transactions as necessary to support our capital and operating needs. For further information on our financing plans, activities and commitments, see “Contractual Obligations” and “Commercial Commitments” below.

We have obtained financing for all of our planned Airbus aircraft deliveries until February 2008 and all ten Bombardier aircraft for which we have firm purchase commitments and expect to have adequate liquidity to cover our contractual obligations. However, we cannot predict future trends or predict whether current trends and conditions will continue. Our future liquidity and capital resources may be impacted by many factors, including those described as “Risk Factors” in Item 1A of this report.

We currently sublease a substantial part of a maintenance hangar located at DIA from Continental Airlines. We use this facility to perform our heavy maintenance and some of our line maintenance. The sublease expired in February 2007 and we are currently on a month-to-month lease. The inability to locate an existing facility at similar lease rates may cause us to increase our overall maintenance costs or we may be required to build or lease a new maintenance facility. To the extent these facilities are located at airports other than DIA, we may incur relocation expenses and higher than normal staff attrition.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2007:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt - principal payments (1)	$478,755	$26,847	$58,581	$82,937	$310,390
Long-term debt - interest payments (1)	246,146	31,476	56,923	47,173	110,574
Operating leases (2)	1,690,342	163,982	353,573	334,848	837,939
Unconditional purchase obligations (3) (4) (5)	721,788	353,463	297,896	70,429	-
Total contractual cash obligations	$3,137,031	$575,768	$766,973	$535,387	$1,258,903

(1)
At March 31, 2007, we had 19 loan agreements for 13 Airbus A319 aircraft and six Airbus A318 aircraft. Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 17 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At March 31, 2007, interest rates for these loans ranged from 6.63% to 7.99%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $9,215,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft. This loan has a seven-year term with quarterly installments of approximately $250,000. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 9.13% at March 31, 2007.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025. At any time on or after December 20, 2010, we may redeem any of the convertible notes for the principal amount plus accrued interest. Note holders may require us to repurchase the notes for cash for the principal amount plus accrued interest only on December 15, 2010, 2015 and 2020 or at any time prior to their maturity following a designated event as defined in the indenture for the convertible notes. In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments. However, these notes may be called five years from the date of issuance which would impact the timing of the principal payments and the amount of interest paid.

(2)
As of March 31, 2007, we have leased 36 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2013 to 2019. Under all of our leases, we have made cash security deposits, which totaled $18,205,000 at March 31, 2007. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the years ended March 31, 2007, 2006, and 2005, additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $26,187,000, $24,933,000 and $25,974,000, respectively, and are included in maintenance expense in the statement of operations.

On January 11, 2007, we signed an agreement with Republic, under which Republic will operate up to 17 Embraer 170 aircraft each with capacity of up to 76-seats under our Frontier JetExpress brand. The contract period is for an 11-year period starting on the date the last aircraft is placed in service, which is scheduled for December 2008. The service began on March 4, 2007 and replaces our agreement with Horizon. In the contractual obligations table above, fixed costs associated with the Republic and Horizon agreements are reflected through their respective stated contract periods.

We also lease office space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2007 to 2015. In addition, we lease certain airport gate facilities and maintenance facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(3)
As of March 31, 2007, we have remaining firm purchase commitments for 13 additional aircraft from Airbus that have scheduled delivery dates beginning in April 2007 and continuing through August 2010 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009. We also have ten remaining firm purchase commitments from Bombardier that have scheduled delivery dates all in fiscal year 2008. Included in the purchase commitments are the remaining amounts due Airbus and Bombardier and amounts for spare aircraft components to support the additional aircraft. We are not under any contractual obligations with respect to spare parts.

We have secured financing commitments totaling approximately $225,300,000 for 13 of these additional aircraft, including commitments for all of our scheduled Airbus deliveries until February 2008 and all ten Bombardier aircraft. To complete the purchase of the remaining aircraft, we must secure additional aircraft financing totaling approximately $320,000,000 assuming bank financing was used for the remaining ten aircraft. The terms of the purchase agreement do not allow for cancellations of any of the purchase commitments. If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturer totaling $14,833,000 for these aircraft for which we have not yet secured financing. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions. There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturer would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement. As of March 31, 2007, we had made pre-delivery payments on future aircraft deliveries totaling $52,453,000 of which $14,833,000 relates to aircraft for which we have not yet secured financing and $37,620,000 relates to aircraft for which we have secured financing.

(4)
In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet. We intend to install LiveTV in every new Airbus aircraft we place in service. The table above includes amounts for the installation of DirecTV for the remaining 13 Airbus aircraft we currently expect to purchase, less deposits made of $896,000.

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

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. These generally approximate up to three months of rent and fees. We also provide letters of credit for our workers’ compensation insurance. As of March 31, 2007, we had outstanding letters of credit, bonds, and cash security deposits totaling $18,996,000, $1,914,000 and $20,850,000 respectively.

We also have an agreement with a financial institution where we can issue letters of credit of up to 60% of certain spare parts inventories less amounts borrowed under the credit facility. As of May 1, 2007, we had $16,500,000 available under this facility, which is reduced by letters of credit issued of $11,300,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving line of credit that permits us to issue letters of credit up to $3,500,000. In June 2006, the revolving line of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000. As of March 31, 2007, we have utilized $4,821,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions. As of March 31, 2007, that amount totaled $39,186,000. The amount is adjusted quarterly in arrears based on our air traffic liability associated with these estimated bankcard transactions. As of June 1, 2007, our requirements results in an increase of approximately $16,016,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, working capital ratio, and percentage of debt to debt plus equity. As of March 31, 2007, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC. If we failed the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended May 18, 2007, the bond coverage would be increased to $5,038,000 if we failed the tests. If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price and a floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. These fuel hedges have been designated as trading instruments, as such realized and mark to market adjustments are included in aircraft fuel expense. The results of operations for the year ended March 31, 2007, 2006 and 2005 include non-cash mark to market derivative gains/(losses) of $12,753,000, $(2,163,000) and $2,837,000, respectively. Cash settlements for fuel derivatives contracts for the year ended March 31, 2007, 2006, and 2005 were payments of $3,925,000, and receipts of $5,338,000 and $4,768,000, respectively. We have entered into the following swap and collar agreements that cover periods during our fiscal years 2007 and 2008:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
November 2005	Jet A	50,000	April 1, 2006 - June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon	15%
June 2006	Crude Oil	85,000	July 1, 2006 - September 30, 2006	$76.00 per barrel cap, with a floor of $67.15	24%
June 2006	Crude Oil	50,000	October 31, 2006 - December 31, 2006	$77.00 per barrel cap, with a floor of $69.40	14%
September 2006	Jet A	90,000	October 1, 2006 - December 31, 2006	Swap priced at $1.9545 per gallon	26%
September 2006	Jet A	55,000	January 1, 2007 - March 31, 2007	$2.27 per gallon, with a floor of $1.9485 per gallon	15%
September 2006	Jet A	70,000	October 1, 2006 - December 31, 2006	$1.94 per gallon, with a floor of $1.7775 per gallon	20%
January 2007	Jet A	100,000	April 1, 2007 - June 30, 2007	Swap priced at $1.817 per gallon	26%
January 2007	Crude Oil	40,000	July 1, 2007- September 30, 2007	$64.70 per barrel cap, with a floor of $59.15	10%
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$65.90 per barrel cap, with a floor of $59.90	20%
January 2007	Crude Oil	80,000	April 1, 2007 - June 30, 2007	$59.30 per barrel cap, with a floor of $49.30	20%
January 2007	Crude Oil	80,000	July 1, 2007- September 30, 2007	$60.75 per barrel cap, with a floor of $50.45	20%
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$62.00 per barrel cap, with a floor of $51.10	20%
January 2007	Crude Oil	80,000	January 1, 2008 - March 31, 2008	$62.60 per barrel cap, with a floor of $52.10	19%

*Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.
**One barrel is equal to 42 gallons.

In March 2003, we entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings through March 31, 2007. Under the interest rate swap agreement, we are paying a fixed rate of 2.45% and receive a variable rate based on the three month LIBOR. During the years ended March 31, 2007 and 2006, interest expense was decreased by $187,000 and $216,000, respectively, as a result of this agreement. At March 31, 2007 and 2006, the interest rate swap agreement had estimated values of $0 and $105,000, respectively, which were included in deferred loan fees and other assets.

Changes in the fair value of interest rate swaps designated as hedging instruments are reported in accumulated other comprehensive income included in stockholders’ equity. Approximately $105,000 of mark to market gains are included in accumulated other comprehensive income included in stockholders’ equity, net of income taxes of $40,000, for the year ended March 31, 2007. Approximately $238,000 of mark to market gains are included in accumulated other comprehensive income included in stockholders’ equity, net of income taxes of $87,000, for the year ended March 31, 2006.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft. The agreement was subsequently modified and extended in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years. This agreement precludes us from using another third party for such services during the term. For owned aircraft, this agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. The costs under this agreement for our purchased aircraft for the years ended March 31, 2007, 2006, and 2005 were approximately $6,374,000, $3,545,000 and $2,603,000, respectively. Any unplanned maintenance expenses not otherwise covered by reserves are paid by us. For our leased aircraft that are covered by the agreement, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements. At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents. To the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of March 31, 2007, approximately $562,757,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $24,412,000 principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033. We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results, and require management to exercise significant judgments. Our most critical accounting policies are described briefly below.

Revenue Recognition

Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees. Revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability. Included in passenger revenue are change fees which may be imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change fees are collected from the passenger as they are a separate transaction that occurs subsequent to the date of the original ticket sale.

Aircraft Maintenance

We operate under an FAA-approved continuous inspection and maintenance program. We account for maintenance activities on the direct expense method. Under this method, major overhaul maintenance costs are recognized as expense as maintenance services are performed, as flight hours are flown for nonrefundable maintenance payments required by lease agreements, and as the obligation is incurred for payments made under service agreements. Routine maintenance and repairs are charged to operations as incurred.

Effective January 1, 2003, we executed a 12-year engine services agreement with GE covering the scheduled and unscheduled repair of Airbus engines. This agreement was extended to May 1, 2019 in September 2004. Under the terms of the services agreement, we agreed to pay GE an annual rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul our engines on Airbus aircraft as required during the term of the services agreement, subject to certain exclusions. We believe the rate per-engine hour approximates the periodic cost we would have incurred to service those engines. Accordingly, these payments are expensed as the obligation is incurred.

Derivative Instruments

We account for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

We enter into derivative instruments to hedge the interest payments associated with a portion of our LIBOR-based borrowings and fuel purchases. We designate certain interest rate swaps as qualifying cash flow hedges. We also enter into derivative instruments to reduce exposure to the effect of fluctuations in fuel prices. These transactions are accounted for as trading instruments under SFAS 133. As a result, we record these instruments at fair market value and recognize realized and mark to market gains and losses in aircraft fuel expense.

Customer Loyalty Program

In 2001, we established EarlyReturns®, a frequent flyer program to encourage travel on our airline and foster customer loyalty. We account for the EarlyReturns® program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance, and ticketing costs. The incremental costs do not include allocations of overhead expenses, salaries, aircraft cost or flight profit or losses. We do not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. We do not record a liability for the expected redemption of miles for non-travel awards since the cost to us of these awards is negligible.

As of March 31, 2007 and 2006, we estimated that approximately 324,000 and 193,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns® members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold. As of March 31, 2007 and 2006, we had recorded a liability of approximately $4,249,000 and $2,776,000, respectively, for these rewards.

We sell points in EarlyReturns® to third parties. The portion of the sale that is for travel is deferred and recognized as passenger revenue when we estimate transportation is provided. The remaining portion, referred to as the marketing component, is recognized in the month received and included in other revenue.

Co-Branded Credit Card Arrangement

We entered into a co-branded credit card arrangement with a MasterCard issuing bank in March 2003. In May 2007, this agreement was amended to extend the contract to December 2014 with enhanced financial terms. The terms of this affinity agreement provide that we will receive a fixed fee for each new account, which varies based on the type of account, and a percentage of the annual renewal fees that the bank receives. We receive an increased fee for new accounts solicited by us. We also receive fees for the purchase of frequent flier miles awarded to the credit card customers.

We account for all fees received under the co-branded credit card program by allocating the fees between the portion that represents the estimated value of the subsequent travel award to be provided, and the portion which represents a marketing fee to cover marketing and other related costs to administer the program. This latter portion (referred to as the marketing component) represents the residual after determining the value of the travel component. The component representing travel is determined by reference to an equivalent restricted fare, which is used as a proxy for the value of travel of a frequent flyer mileage award. The travel component is deferred and recognized as revenue over the estimated usage period of the frequent flyer mileage awards of 20 months. We have estimated the period over which the frequent flier mileage awards will be used based on the history of usage of the frequent flier mileage awards. We record the marketing component of the revenue earned under this agreement in other revenue in the month received.

For the year ended March 31, 2007, we earned total fees of $36,917,000. Of that amount, $25,219,000 was deferred as the travel award component, with the remaining marketing component of $11,698,000 recognized as other revenue. For the year ended March 31, 2006, we earned total fees of $24,986,000. Of that amount, $19,686,000 was deferred as the travel award component, with the remaining marketing component of $5,300,000 recognized as other revenue. For the year ended March 31, 2005, we earned total fees of $12,227,000. Of that amount, $8,455,000 was deferred as the travel award component, and the remaining marketing component of $3,772,000 was recognized as other revenue. Amortization of deferred revenue recognized in earnings during the years ended March 31, 2007, 2006 and 2005 was $20,158,000, $11,059,000 and $4,396,000, respectively.

Income Taxes

We account for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses (“NOL’s”) and tax credit carryforwards. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

During the year ended March 31, 2007, we recorded additional valuation allowances of $3,980,000 against our net deferred tax asset related to state and federal net operating loss carryforwards.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The NOL’s that have been generated are due in large part to the accelerated depreciation over a shorter useful life for tax purposes.  While we continue to take delivery of new aircraft, we expect our fleet acquisitions to be substantially complete by fiscal 2009.  Since our NOL’s do not begin to expire until 2023, we expect these NOL’s to be available in future periods when tax depreciation is at a minimal level, and taxable income is high. However, based upon the level of historical book losses, we provided a valuation allowance in fiscal 2007 for the net deferred tax asset.   Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, and available tax planning strategies, we believe it is more likely than not that we will realize the benefits of the deductible differences, net of our existing valuation allowances at March 31, 2007.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Self-Insurance

We are self insured for the majority of our group health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. Our self-insurance healthcare liability represents our estimate of claims that have been incurred but not reported as of March 31, 2007. This liability, which totaled $1,639,000 at March 31, 2007, was estimated based on our claims experience. We determine the actual average claims cost per employee and the number of days between the incurrence of a claim and the date it is paid. The estimate of our liability for employee healthcare represents our estimate of unreported claims with an increase in claims based on trend factors.

We are also self-insured for the majority of our workers’ compensation cost. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis, up to a maximum amount, based on reserves for these claims that are established by a third-party administrator. The liability at March 31, 2007 totaled $7,178,000.

While we believe that the estimate of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of healthcare and workers compensation expenses we have recorded.

Stock-Based Compensation.

We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and the assumptions shown in Note 12 to our consolidated financial statements. We estimate the expected term of options granted using our historical exercise patterns, which we believe are representative of future exercise behavior. We estimate volatility of our common stock using the historical closing prices of our common stock using the period equal to the expected term of the options, which we believe is representative of the future behavior of our common stock. Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero. Stock-based compensation expense for restricted stock units (“RSU”) are based on the fair value of our common stock on the date of grant and is amortized over the vesting period, generally five years. Each RSU is settled in shares of our common stock after the vesting period. We record stock-based compensation expense only for those options and awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

New Accounting Standards Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet reached a final determination of the potential financial statement impact of the adoption of FIN 48 but we do not expected it to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact of the adopting FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157.

FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting FAS 159.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the year ended March 31, 2007. Based on actual fuel usage for the year ended March 31, 2007, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense by approximately $38,507,000, excluding the impact of our fuel hedging. Comparatively, based on projected fiscal year 2008 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2008 by approximately $44,453,000, measured as of March 31, 2007, excluding the effects of our fuel hedging arrangements.

Our results of operations for the year ended March 31, 2007 include cash settlements on fuel derivative contracts of $3,925,000 recorded as a increase to fuel expense and non-cash mark to market gains of $12,753,000 recorded as a decrease in fuel expense with respect to fuel hedging agreements. As of March 31, 2007, the fair value of the hedge agreements recorded on the balance sheet as an asset was $13,729,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 73.6% of our outstanding debt at March 31,2007 is subject to interest rate adjustments every three to nine months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $3,524,000 assuming the loans outstanding that are subject to interest rate adjustments at March 31, 2007 totaling $352,441,000 are outstanding for the entire period.

Our interest rate swap agreement with a notional amount of $27,000,000 to hedge a portion of our LIBOR based borrowings expired in March 2007.

Item 8: Financial Statements and Supplementary Data

Our consolidated financial statements are filed as a part of this report immediately following the signature page.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance.

Code of Ethics

The information required by this Item is incorporated herein by reference to the data under the heading “Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 6, 2007. We plan to file the definitive Proxy Statement with the SEC on or before July 28, 2007.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference to the data under the heading “Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 6, 2007. We plan to file the definitive Proxy Statement with the SEC on or before July 28, 2007.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the data under the heading “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 6, 2007. We plan to file the definitive Proxy Statement with the SEC on or before July 28, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the data under the heading “Voting Securities and Principal Holders Thereof” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 6, 2007. We plan to file the definitive Proxy Statement with the SEC on or before July 28, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the data under the heading “Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 6, 2007. We plan to file the definitive Proxy Statement with the SEC on or before July 28, 2007.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the data under the heading “Principal Accounting Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held on September 6, 2007. We plan to file the definitive Proxy Statement with the SEC on or before July 28, 2007.

PART IV

Item 15(a): Exhibits and Financial Statement Schedules

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

3.2	Bylaws of Frontier Airlines Holdings, Inc. (Annex III to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 4 - Instruments defining the rights of security holders:

4.1	Specimen common stock certificate of Frontier Airlines Holdings, Inc. (Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

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

4.2(a)
Warrant Supplement to Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 - Air Transportation Stabilization Board. Two Warrant Supplements dated March 17, 2006, substantially identical in all material respects to this Exhibit have been entered into with each of the Supplemental Guarantors. (Exhibit 4.2(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

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

Exhibit 10 - Material Contracts:

10.1	Airport Use and Facilities Agreement, Denver International Airport (Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1995; Commission File No. 0-4877).

10.2	Space and Use Agreement between Continental Airlines, Inc. and the Company. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999).

10.2(a)
Second Amendment to Space and Use Agreement between Continental Airlines, Inc. and the Company. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  (Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.3
Airbus A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L., Seller, and Frontier Airlines, Inc., Buyer. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.3(a)
Amendment No. 9 to the A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L. and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and filed separately with the SEC in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.4
Aircraft Lease Common Terms Agreement dated as of April 20, 2000 between General Electric Capital Corporation and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.5
Aircraft Lease Agreement dated as of April 20, 2000 between Aviation Financial Services, Inc., Lessor, and Frontier Airlines, Inc., Lessee, in respect of 15 Airbus A319 Aircraft. After 3 aircraft were leased under this Exhibit with Aviation Financial Services, Inc. as Lessor, related entities of Aviation Financial Services, Inc. replaced it as the Lessor, but each lease with these related entities is substantially identical in all material respects to this Exhibit. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.6
Lease dated as of May 5, 2000 for Frontier Center One, LLC, as landlord, and Frontier Airlines, Inc., as tenant. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.6(a)
Amendment Number Two to Lease Agreement. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.7
Operating Agreement of Frontier Center One, LLC, dated as of May 10, 2000 between Shea Frontier Center, LLC, and 7001 Tower, LLC, and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.8
Standard Industrial Lease dated April 27, 2000, between Mesilla Valley Business Park, LLC, landlord, and Frontier Airlines, Inc., tenant. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000).

10.9	General Terms Agreement No. 6-13616 between CFM International and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.10
Lease Agreement dated as of December 15, 2000 between Gateway Office Four, LLC, Lessor, and Frontier Airlines, Inc., Lessee. (Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.11
Code Share Agreement dated as of May 3, 2001 between Frontier Airlines, Inc. and Great Lakes Aviation, Ltd. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).

10.11(a)
Amendment No. 1 to the Codeshare Agreement dated as of May 3, 2001 between Frontier Airlines, Inc. and Great Lakes Aviation, Ltd. Portions of the exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.62(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

+10.12
Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective January 1, 1997 and executed February 5, 2002. (Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

+10.12(a)
Amendment of the Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective January 1, 1997 and executed February 5, 2002 for EGTRRA. (Exhibit 10.66(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.12(b)
Second Amendment to the Employee Stock Ownership Plan of Frontier Airlines, Inc. executed March 30, 2006 and effective April 3, 2006. (Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

+10.13
Director Compensation Agreement between Frontier Airlines, Inc. and Samuel D. Addoms dated effective April 1, 2002. This agreement was modified on April 1, 2003, to expressly describe the second installment exercise period as on or after December 31, 2003, and the third installment exercise period as on or after April 1, 2004. (Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002).

+10.13(a)
Amendment No. 2 to the Director Compensation Agreement between Frontier Airlines, Inc. and Samuel D. Addoms dated effective April 1, 2003. (Exhibit 10.13(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.14
Secured Credit Agreement dated as of October 10, 2002 between Frontier Airlines, Inc. and Credit Agricole Indosuez in respect to three Airbus 319 aircraft. Portions of this exhibit have been excluded form the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002).

10.15
Aircraft Mortgage and Security Agreement dated as of October 10, 2002 between Frontier Airlines, Inc. and Credit Agricole Indosuez in respect to 3 Airbus 319 aircraft. Portions of this exhibit have been excluded form the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002).

10.16
Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17
Aircraft Lease Agreement dated as of December 5, 2003 between International Lease Finance Corporation, Inc., and Frontier Airlines, Inc., Lessee, in respect of 1 Airbus A319 Aircraft. Frontier has signed leases for 4 additional Airbus 319 aircraft with this Lessor under Aircraft Lease Agreements that are substantially identical in all material respects to this Exhibit. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

+10.18	Frontier Airlines 2004 Equity Incentive Plan. (Exhibit B to the Company’s 2004 Annual Meeting of Shareholders; filed July 26, 2004).

10.18 (a)	Amendment to Frontier Airlines 2004 Equity Incentive Plan executed March 30, 2006 and effective April 3, 2006.

+10.19	Executive Bonus Plan for the Company’s fiscal year ending March 31, 2006 (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.20	Long Term Incentive Plan for the Company’s fiscal year ending March 31, 2006 (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.21
Form of Stock Appreciation Rights Agreement for issuance of stock appreciation rights pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers (Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.22
Form of Incentive Stock Option Agreement for issuance on incentive stock options pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers (Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.23
Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Frontier Airlines 2004 Equity Incentive Plan to plan participants, including named executive officers (Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.24
Form of Non-Qualified Stock Option Agreement for issuance of non-qualified stock options pursuant to the Frontier Airlines 2004 Equity Incentive Plan to qualifying members of the Company’s Board of Directors (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.25	Summary of Base Salary Compensation Arrangements with Named Executive Officers (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.26
Underwriting Agreement dated December 1, 2005, by and among Frontier Airlines, Inc., Morgan Stanley & Co. Incorporated, and Citigroup Global Markets, Inc. (Exhibit 1.1 to a Form 8-K filed on December 7, 2005).

10.27
Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Amendment No. 1 to Frontier's Registration Statement on Form S-3, File No. 333-128407, filed on November 23, 2005).

10.28	First Supplemental Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2 to a Form 8-K filed on December 7, 2005).

10.29
Second Supplemental Indenture dated April 3, 2006, by and among Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., and U.S. Bank National Association, as Trustee. (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.30
Purchase Agreement dated September 1, 2006 between Bombardier, Inc. and Frontier Airlines Holdings, Inc., relating to the purchase of Bombardier Q400 aircraft. Portions of this exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.31*	Airline Service Agreement between Frontier Airlines Holdings, Inc. and Republic Airlines, Inc. dated January 11, 2007.

21.1*	List of Subsidiaries

Exhibit 23 - Consents of Experts:

23.1*	Consent of KPMG LLP.

Exhibit 31 - Certifications

31.1*	Section 302 certification of President and Chief Executive Officer, Jeffery S. Potter.

31.2*	Section 302 certification of Chief Financial Officer, Paul H. Tate.

Exhibit 32 - Certifications

32.1**	Section 906 certifications of President and Chief Executive Officer, Jeffery S. Potter

32.2**	Section 906 certifications of Chief Financial Officer, Paul H. Tate

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES HOLDINGS, INC.

Date: May 24, 2007	By: /s/ Jeffery S. Potter
Jeffery S. Potter, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FRONTIER AIRLINES HOLDINGS, INC.

Date: May 24, 2007	By: /s/ Paul H. Tate
Paul H. Tate, Vice President and
Chief Financial Officer

Date: May 24, 2007	By: /s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer

Date: May 24, 2007	By: /s/ Samuel D. Addoms
Samuel D. Addoms, Director

Date: May 24, 2007	By: /s/ D. Dale Browning
D. Dale Browning, Director

Date: May 24, 2007	By: /s/ Rita M. Cuddihy
Rita M. Cuddihy, Director

Date: May 24, 2007	By: /s/ Paul Stephen Dempsey
B. Paul Stephen Dempsey, Director

Date: May 24, 2007	By: /s/ Patricia A. Engels
D. Patricia A. Engels, Director

Date: May 24, 2007	By: /s/ LaRae Orullian
LaRae Orullian, Director

Date: May 24, 2007	By: /s/ James B. Upchurch
James B. Upchurch, Director

Date: May 24, 2007	By: /s/ Robert D. Taylor
Robert D. Taylor, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Frontier Airlines Holdings, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines Holdings, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and its cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the accompanying consolidated financial statements effective, April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frontier Airlines Holdings, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 24, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
May 24, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Frontier Airlines Holdings, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Airlines Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Frontier Airlines Holdings, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Frontier Airlines Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Airlines Holdings, Inc., and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 24, 2007 expressed an unqualified opinion on those financial statements.

KPMG LLP

Denver, Colorado
May 24, 2007

FRONTIER AIRLINES HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2007 and 2006
(In thousands, except share data)

	2007		2006
Assets
Current assets:
Cash and cash equivalents	$202,981		$272,840
Restricted investments	42,844		35,297
Receivables, net of allowance for doubtful accounts of $632
and $1,261 at March 31, 2007 and 2006, respectively	50,691		41,691
Prepaid expenses and other assets	26,163		23,182
Inventories, net of allowance of $329 and $378
at March 31, 2007 and 2006, respectively	15,685		6,624
Assets held for sale (note 3)	2,041		3,543
Deferred tax asset (note 10)	-		7,780
Total current assets	340,405		390,957
Property and equipment, net (note 4)	605,131		510,428
Security and other deposits (note 7)	20,850		19,597
Aircraft pre-delivery payments	52,453		40,449
Restricted investments	2,845		481
Deferred loan fees and other assets	21,184		8,520
Total Assets	$1,042,868		$970,432

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$52,001		$44,955
Air traffic liability	183,754		153,662
Other accrued expenses (note 6)	80,324		67,683
Current portion of long-term debt (note 9)	26,847		22,274
Deferred revenue and other liabilities (note 5)	16,400		12,437
Total current liabilities	359,326		301,011
Long-term debt related to aircraft notes (note 9)	359,908		313,482
Convertible notes (note 9)	92,000		92,000
Deferred tax liability (note 10)	-		12,733
Deferred revenue and other liabilities (note 5)	22,138		22,430
Total liabilities	$833,372		$741,656

Commitments and contingencies (notes 2, 7, 9, 12, 13 and 16)

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued		-		-
Common stock, no par value, stated value of $.001 per share, authorized
100,000,000 shares; 36,627,455 and 36,589,705 shares issued and
outstanding at March 31, 2007 and March 31, 2006, respectively	37		37
Treasury stock, stated at cost (note 13)	(1,838)		-
Additional paid-in capital	193,943		192,936
Unearned ESOP shares (note 13)	-		(2,094)
Accumulated other comprehensive income (loss), net of tax	(22)		151
Retained earnings	17,376		37,746
Total stockholders' equity	209,496		228,776
Total Liabilities and Stockholders’ Equity	$1,042,868		$970,432
See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.

Consolidated Statements of Operations
Years Ended March 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Revenues:
Passenger - mainline	$1,037,302	$878,681	$731,822
Passenger - regional partner	94,164	92,826	84,269
Cargo	6,880	5,677	4,958
Other	32,603	24,338	16,536

Total revenues	1,170,949	1,001,522	837,585

Operating expenses:
Flight operations	161,544	141,316	132,022
Aircraft fuel	343,082	281,906	185,821
Aircraft lease	108,623	94,229	87,096
Aircraft and traffic servicing	166,525	138,492	129,470
Maintenance	87,978	77,238	76,679
Promotion and sales	115,536	89,751	80,407
General and administrative	56,019	48,979	48,350
Operating expenses - regional partner	108,355	106,866	92,481
Aircraft lease and facility exit costs (note 8)	(57)	3,414	-
(Gains) losses on sales of assets, net	(656)	(1,144)	85
Impairments	-	-	5,123
Depreciation	34,702	28,372	26,498

Total operating expenses	1,181,651	1,009,419	864,032

Business interruption insurance proceeds (note 16)	868	-	-

Operating loss	(9,834)	(7,897)	(26,447)

Nonoperating income (expense):
Interest income	14,982	9,366	3,757
Interest expense	(29,899)	(21,758)	(13,184)
Other, net	(245)	(179)	36

Total nonoperating income (expense), net	(15,162)	(12,571)	(9,391)

Loss before income tax benefit	(24,996)	(20,468)	(35,838)

Income tax benefit (note 10)	(4,626)	(6,497)	(12,408)
Net loss	$(20,370)	$(13,971)	$(23,430)

Loss per share:
Basic and diluted (note 14)	$(0.56)	$(0.39)	$(0.66)

Weighted average shares of common stock outstanding:
Basic and diluted	36,608	36,167	35,641
See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)
Years Ended March 31, 2007, 2006 and 2005
(In thousands)

					Accumulated
			Additional	Unearned	other		Total
	Common	Treasury	paid-in	ESOP	comprehensive	Retained	stockholders’
	Stock	Stock	capital	shares	income (loss)	earnings	equity
Balances, March 31, 2004	$36	$-	$185,078	$(2,183)	$(137)	$75,147	$257,941
Net income	-	-	-	-	-	(23,430)	(23,430)
Other comprehensive loss -
unrealized gain on derivative
instruments, net of tax of $246,000	-	-	-	-	409	-	409
Total comprehensive loss							(23,021)
Exercise of common stock options	-	-	337	-	-	-	337
Tax benefit from exercises of stock options	-	-	(289)	-	-	-	(289)
Contribution of common stock
to employee stock ownership plan	-	-	3,028	(3,028)	-	-	-
Amortization of employee stock compensation	-	-	-	2,940	-	-	2,940
Capital contribution	-	-	12	-	-	-	12
Balances, March 31, 2005	36	-	188,166	(2,271)	272	51,717	237,920
Net loss	-	-	-	-	-	(13,971)	(13,971)
Other comprehensive income -
unrealized loss on derivative
instruments, net of tax of $74,000	-	-	-	-	(121)	-	(121)
Total comprehensive loss							(14,092)
Exercise of common stock options	-	-	1,551	-	-	-	1,551
Tax benefit from exercises of stock options	-	-	281	-	-	-	281
Contribution of common stock
to employee stock ownership plan	1	-	2,791	(2,792)	-	-	-
Amortization of employee stock compensation	-	-	147	2,969	-	-	3,116
Balances, March 31, 2006	37	-	192,936	(2,094)	151	37,746	228,776
Net loss	-	-	-	-	-	(20,370)	(20,370)
Other comprehensive loss -
unrealized loss on derivative
instruments, net of tax of $40,000	-	-	-	-	(151)	-	(151)
Impact of adoption of SFAS 158, net of tax of $14,000 (note 13)	-	-	-	-	(22)	-	(22)
Total comprehensive loss							(20,543)
Exercise of common stock options	-	-	162	-	-	-	162
Purchase of treasury shares - 300,000 shares	-	(1,838)	-	-	-	-	(1,838)
Amortization of employee stock compensation	-	-	845	2,094	-	-	2,939
Balances, March 31, 2007	$37	$(1,838)	$193,943	$-	$(22)	$17,376	$209,496
See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.

Consolidated Statements of Cash Flows
Years ended March 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(20,370)	$(13,971)	$(23,430)
Adjustments to reconcile net loss to net cash and
cash equivalents provided by operating activities:
Compensation expense under long-term incentive plans and employee stock ownership plans	3,409	3,115	2,940
Depreciation and amortization	36,219	29,439	27,124
Impairment recorded on property and equipment	-	-	3,860
Provisions recorded on inventories and assets beyond economic repair	1,409	86	1,661
(Gains) losses on disposal of equipment and other, net	(656)	(1,144)	85
Mark to market derivative (gains) losses, net	(12,753)	2,163	(2,837)
Deferred tax expense	(4,883)	(6,551)	(12,515)
Changes in operating assets and liabilities:
Restricted investments	(9,161)	3,326	(7,916)
Receivables	(9,000)	(3,943)	(11,178)
Security and other deposits	(269)	96	(305)
Prepaid expenses and other assets	(2,981)	(4,442)	(5,647)
Inventories	(9,012)	405	(2,701)
Other assets	(936)	640	1,151
Accounts payable	7,046	7,714	6,073
Air traffic liability	30,091	40,974	29,349
Other accrued expenses	12,135	12,346	11,032
Deferred revenue and other liabilities	2,939	9,389	2,494
Net cash provided by operating activities	23,227	79,642	19,240

Cash flows from investing activities:
Aircraft lease and purchase deposits	(47,933)	(36,117)	(21,436)
Aircraft lease and purchase deposits applied to aircraft	34,946	19,513	23,008
Decrease in restricted investments	-	2,034	3,482
Decrease in short-term investments	-	3,000	57,600
Proceeds from the sale of property and equipment and assets held for sale	43,947	9,843	80,963
Capital expenditures	(172,270)	(93,775)	(128,776)
Net cash provided by (used in) investing activities	(141,310)	(95,502)	14,841

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	162	1,551	349
Purchase of treasury shares	(1,838)	-	-
Payment to bank for compensating balance	(750)	(2,000)	-
(Payments) proceeds from short-term borrowings	-	(5,000)	5,000
Proceeds from long-term borrowings	74,438	146,700	22,000
Principal payments on long-term borrowings	(23,439)	(19,959)	(18,373)
Payment of financing fees	(349)	(4,387)	(1,271)
Net cash provided by financing activities	48,224	116,905	7,705

Net increase (decrease) in cash and cash equivalents	(69,859)	101,045	41,786
Cash and cash equivalents, beginning of year	272,840	171,795	130,009
Cash and cash equivalents, end of year	$202,981	$272,840	$171,795

See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements
March 31, 2007

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Frontier Airlines Holdings, Inc. (“Frontier Holdings” or the “Company”) provides air transportation for passengers and freight through its wholly-owned subsidiaries. On April 3, 2006, Frontier Airlines, Inc. (“Airlines”) completed its corporate reorganization (the “Reorganization”) and as a result, Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, Inc., a Delaware corporation. Airlines was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994. In September 2006, the Company formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”). Airlines, in conjunction with its regional jet partners, operating under the Frontier JetExpress brand (“Frontier JetExpress”), operates routes linking from its Denver, Colorado hub to 46 cities coast to coast, eight cities in Mexico and one city in Canada as of March 31, 2007. Airlines also provides service from other non-hub cities including service from ten non-hub cities to Mexico. As of March 31, 2007, Airlines operates a fleet of 49 Airbus A319 aircraft, eight Airbus A318 aircraft and seven CRJ 700 aircraft (operated by Horizon Air Industries, Inc.) and two Embraer 170 aircraft (operated by Republic Airlines, Inc.) from its base in Denver, and had approximately 5,200 employees.

The Company operates in one business segment that provides transportation to passengers and cargo and includes mainline operations and a regional partner.

Lynx Aviation

Lynx Aviation intends to assume a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft. The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the start-up phase of operations. Lynx Aviation plans to commence revenue service in September 2007 with ten aircraft in service by the end of January 2008. At this time, Frontier and Lynx Aviation are the only subsidiaries of Frontier Holdings. The financial performance of Frontier Holdings is represented by the financial performance of Frontier and includes only start-up costs for Lynx Aviation because it has not yet commenced operations.

Frontier Jet Express

In January 2007, the Company entered into an agreement with Republic Airlines, Inc. (“Republic”), under which Republic will operate up to 17 76-seat Embraer 170 aircraft under the Frontier JetExpress brand. The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008. The service will begin on March 4, 2007 and replaces the CRJ 700 aircraft operated by Horizon. The Company will control the routing, scheduling and ticketing of this service. The Company compensates Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses. The agreement provides for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that the Republic agreement contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to Republic on a gross basis. Frontier establishes the scheduling, routes and pricing of the flights operated as “Frontier JetExpress” under the agreement. Revenues are pro-rated to the segment

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

operated by the regional partner based on miles flown and are included in passenger revenues - regional partner. Expenses directly related to the flights flown by the regional partner are included in operating expenses - regional partner. The Company allocates indirect expenses between mainline and JetExpress operations by using regional partner departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

In September 2003, the Company signed an agreement with Horizon Air Industries, Inc. (“Horizon”), under which Horizon operated up to nine 70-seat CRJ 700 aircraft under the Frontier JetExpress brand. In September 2006, the Company amended the agreement with Horizon to provide that all nine CRJ-700 aircraft would be returned to Horizon during a one-year ramp down period which began in January 2007 and will be completed in December 2007. The Company has recorded revenues and expenses related to Horizon gross, as opposed to net, upon inception of service in accordance with EITF 01-08.

Preparation of Financial Statements and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Prior Year Amounts

Certain prior year items have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

For financial statement purposes, the Company considers cash and short-term investments with an original maturity of three months or less to be cash equivalents.

Short-term investments consist of the following: (a) bond money market funds and commercial paper with maturities of less than three months, classified as held-to-maturity and are carried at amortized cost which approximates fair value and (b) money market funds with maturities of less than three months, classified as available for sale securities and stated at fair value. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Interest income is recognized when earned. There were no unrealized gains or losses on these investments for the years ended March 31, 2007, 2006 and 2005.

Restricted Investments

Restricted investments include certificates of deposit that secure certain letters of credit issued primarily to companies which process credit card sale transactions, workers compensation claim reserves and certain airport authorities. Restricted investments are carried at cost, which management believes approximates fair value. Maturities are for one year or less and the Company intends to hold restricted investments until maturity.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

 Valuation and Qualifying Accounts

The following table summarizes the Company’s valuation and qualifying accounts as of March 31, 2007, 2006, and 2005, and the associated activity for the years then ended.

	Allowance for Doubtful Accounts	Allowance for Inventory
	(In thousands)	(In thousands)
Balance at March 31, 2004	$225	$2,991

Additional provisions	1,012	1,263
Deductions (1)	(310)	(281)
Balance at March 31, 2005	$927	$3,973

Additional provisions	579	169
Deductions (1)	(245)	(165)
Transfer to assets held for sale	-	(3,599)
Balance at March 31, 2006	$1,261	$378

Additional provisions	400	159
Deductions (1)	(1,029)	-
Transfer to assets held for sale	-	(208)
Balance at March 31, 2007	$632	$329

(1)   Uncollectible accounts written off, net of recoveries, for the allowance of doubtful accounts

The allowance for doubtful accounts is primarily based on the specific identification method.

Inventories

Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel and are stated at the lower of cost or market. Inventories are accounted for on a first-in, first-out basis and are charged to expense as they are used. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft to reduce the carrying costs to lower of cost or market.

Assets held for sale

Assets held for sale are valued at the lower of the carrying amount or the estimated market value less selling costs. The Company monitors resale values for its assets held for sale quarterly using an analysis of current sales and estimates obtained from outside vendors.

Property and Equipment

Property and equipment are carried at cost. Major additions, betterments and renewals are capitalized. Depreciation is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

Description	Lives
Aircraft, spare aircraft parts and flight equipment	7 - 25 years
Improvements to leased aircraft	Life of improvements or term of lease, whichever is less.
Capitalized software	3 years
Ground property; equipment and leasehold improvements	3 - 5 years or term of lease, which ever is less

Residual values for aircraft are at 25% of the aircraft cost and 10% for aircraft spare parts.

Manufacturers’ and Lessor Credits

The Company receives credits in connection with its purchase and lease of aircraft for engines, auxiliary power units and other rotable parts. These credits are deferred until the aircraft, engines, auxiliary power units and other rotable parts are delivered and then applied as a reduction of the cost of the related equipment. The Company also receives credits in connection with certain aircraft lease agreements. These credits are recognized as a credit to lease expense over the lease term.

Deferred Loan Fees

Deferred loan fees are deferred and amortized over the term of the related debt obligation.

Fair Value of Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 2007 and 2006 with the exception of its fixed rate loans. The estimated fair value of the Company’s fixed rate loans based on current rates available to the Company for debt of the same remaining maturity was approximately $119,923,000 as compared to the carrying amount of $126,314,000 at March 31, 2007. The estimated fair value of the Company’s fixed rate loans based on current rates available to the Company for debt of the same remaining maturity was approximately $125,981,000 as compared to the carrying amount of $129,100,000 at March 31, 2006.

Revenue Recognition

Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees.  Revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.    Included in passenger revenue are change fees which may be imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change fees are collected from the passenger as they are a separate transaction that occurs subsequent to the date of the original ticket sale.

The marketing component of the sale of the Company’s EarlyReturns miles, previously reported as a reduction of promotion and sales expense, have been reclassified as other revenue in all periods presented. The marketing component was $13,895,000, $7,249,000 and $3,945,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

Passenger Traffic Commissions and Related Expenses

Passenger traffic commissions and related expenses are expensed when the transportation is provided and the related revenue is recognized. Passenger traffic commissions and related expenses not yet recognized are included as a prepaid expense.

Aircraft Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, major overhaul maintenance costs are recognized as expense as maintenance services are performed, as flight hours are flown for nonrefundable maintenance payments required by lease agreements, and as the obligation is incurred for payments made under service agreements. Routine maintenance and repairs are charged to operations as incurred.

Effective January 1, 2003, the Company and GE Engine Services, Inc. (“GE”) executed an engine services agreement (the "Services Agreement") covering the scheduled and unscheduled repair of Airbus engines, which was subsequently modified in September 2004. The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the agreement term coincides with the initial lease term of 12 years. Under the terms of the Services Agreement, the Company agreed to pay GE a rate per-engine-hour, and GE assumed the responsibility to overhaul the Company's engines on Airbus aircraft as required during the term of the Services Agreement, subject to certain exclusions. The Company believes the rate per-engine hour approximates the periodic cost the Company would have incurred to service those engines. Accordingly, these payments are expensed as the obligation is incurred.

Advertising Costs

The Company expenses the costs of advertising as promotion and sales expense in the year incurred. Advertising expense was $12,904,000, $9,588,000 and $10,803,000 for the years ended March 31, 2007, 2006 and 2005, and the amount of expense recognized related to advertising barter transactions were $3,814,000, $2,104,000, and $2,051,000, respectively. During the years ended March 31, 2007, 2006 and 2005, the amount of revenue recognized related to advertising barter transactions were $2,463,000, $1,511,000, and $2,324,000, respectively. Prepaid barter expenses as of March 31, 2007 and 2006 were $1,038,000 and $799,000, respectively.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses and tax credit carryforwards. A valuation allowance is provided to the extent that it is more likely than not that deferred

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

tax assets will not be realized. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

Loss Per Common Share

Basic loss per common share excludes the effect of potentially dilutive securities and is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of all securities that could share in earnings. Shares outstanding include shares contributed to the Employee Stock Ownership Plan.

Customer Loyalty Program

The Company offers EarlyReturns, a frequent flyer program to encourage travel on its airline and customer loyalty. The Company accounts for the EarlyReturns program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance, and ticketing costs. The incremental costs do not include allocations of overhead expenses, salaries, aircraft cost or flight profit or losses. The Company does not record a liability for mileage earned by participants who have not reached the level to become eligible for a free travel award. The Company does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to us is negligible.

As of March 31, 2007 and 2006, the Company estimated that approximately 324,000 and 193,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold. As of March 31, 2007 and 2006, the Company had recorded a liability of approximately $4,249,000 and $2,776,000, respectively, for these rewards.

The Company also sells points in EarlyReturns to third parties. The portion of the sale that is for travel is deferred and recognized as passenger revenue when the Company estimates the transportation is provided. The remaining portion, referred to as the marketing component, is recognized as other revenue in the month received.

Co-Branded Credit Card Arrangement

The Company entered into a co-branded credit card arrangement with a MasterCard issuing bank in March 2003. This affinity agreement provides that the Company will receive a fixed fee for each new account, which varies based on the type of account, and a percentage of the annual renewal fees that the bank receives. The Company receives an increased fee for new accounts it solicits. The Company also receives fees for the purchase of frequent flier miles awarded to the credit card customers.

The Company accounts for all fees received under the co-branded credit card program by allocating the fees between the portion that represents the estimated value of the subsequent travel award to be provided, and the portion which represents a marketing fee to cover marketing and other related costs to administer the program. This latter portion (referred to as the marketing component) represents the residual after determination of the value of the travel component. The component representing travel is determined by reference to an equivalent restricted fare, which is used as a proxy for the value of travel of a frequent flyer mileage award. The travel component is deferred and recognized as revenue over the estimated usage period of the frequent flyer mileage awards of 20 months. The Company has estimated the period over which the frequent flier mileage awards will be used based on the history of usage of the frequent flier

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

mileage awards. The Company records the marketing component of the revenue earned under this agreement as other revenue in the month received.

For the year ended March 31, 2007, the Company earned total fees of $36,917,000. Of that amount, $25,219,000 was initially deferred as the travel award component, and the remaining marketing component of $11,698,000 was recognized as other revenue. For the year ended March 31, 2006, the Company earned total fees of $24,986,000 under the credit card agreement. Of that amount, $19,686,000 was deferred as the travel award component, and the remaining marketing component of $5,300,000 was recognized as other revenue. For the year ended March 31, 2005, the Company earned total fees of $12,227,000. Of that amount, $8,455,000 was deferred as the travel award component, and the remaining marketing component of $3,772,000 was recognized as other revenue. Amortization of deferred revenue recognized in earnings during the years ended March 31, 2007, 2006 and 2005 was $20,158,000, $11,059,000 and $4,396,000, respectively.

Supplemental Disclosure of Cash Flow Information

Cash Paid During the Year for:

	2007	2006	2005
		(In thousands)
Interest	$28,047	$18,911	$12,345
Taxes	$176	$7	$161

Interest incurred during the year ended March 31, 2007 was $31,948,000, of which $2,050,000 was capitalized.

Derivative Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

The Company entered into a derivative transaction to hedge the interest payments associated with a portion of its LIBOR-based borrowings and fuel purchases. The Company designated an interest rate swap, which expired on March 31, 2007, as a qualifying cash flow hedge. This transaction was accounted for as a cash flow hedge under SFAS 133. As a result, the Company recorded this instrument at fair market value and recognized changes in the mark to market gain or loss in OCI, net of taxes. The Company also enters into derivative transactions to reduce exposure to the effect of fluctuations in fuel prices. These transactions are accounted for as trading instruments under SFAS 133. As a result, the Company records these instruments at fair market value and recognizes realized and unrealized gains and losses in aircraft fuel expense.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

Self-Insurance

The Company is self-insured for the majority of the group health insurance costs, subject to specific retention levels. The Company records its liability for health insurance claims based on its estimate of claims that have been incurred but not reported.

The Company is also self-insured for the majority of its workers’ compensation cost. The liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis, up to a maximum stop loss coverage, based on reserves for these claims that are established by a third-party administrator.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations (“SFAS 123(R)”), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to both (1) unvested awards under the Company’s 2004 Equity Incentive Plan (“2004 Plan”) outstanding as of March 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) any new share-based awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is commensurate with the vesting term. The Company's options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method.

New Accounting Standards Not Yet Adopted

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet reached a final determination of the potential financial statement impact of the adoption of FIN 48 but does not expect it to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact of adopting FAS 157.

In February, 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). This standard permits companies to

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159.

2. Derivative Instruments

Fuel Hedging

In November 2002, the Company initiated a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, the Company receives the difference between the fixed price and the spot price. If the index price is lower, the Company pays the difference. A collar agreement has a cap price and a floor price. When the hedged product’s index price is above the cap, the Company receives the difference between the index and the cap. When the hedged product’s index price is below the floor the Company pays the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. These fuel hedges have been designated as trading instruments, as such realized and non-cash mark to market adjustments are included in aircraft fuel expense. The results of operations for the year ended March 31, 2007, 2006 and 2005 include non-cash mark to market derivative gains/(losses) of $12,753,000, $(2,163,000) and $2,837,000, respectively. Cash settlements for fuel derivatives contracts for the year ended March 31, 2007 was net payments of $3,925,000, and were net receipts of $5,338,000 and $4,768,000 for the years ended March 31, 2006 and 2005, respectively.

The Company had the following swap and collar agreements outstanding at March 31, 2007 and 2006, which had fair values resulting in assets of $13,729,000 and $976,000, respectively:

March 31, 2007:
Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)
January 2007	Jet A	100,000	April 1, 2007 - June, 30,2007	$1.817 per gallon, with a floating price
January 2007	Crude Oil	40,000	July 1, 2007- September 30, 2007	$64.70 per barrel cap, with a floor of $59.15
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$65.90 per barrel cap, with a floor of $59.90
January 2007	Crude Oil	80,000	April 1, 2007 - June, 30, 2007	$59.30 per barrel cap, with a floor of $49.30
January 2007	Crude Oil	80,000	July 1, 2007- September 30, 2007	$60.75 per barrel cap, with a floor of $50.45
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$62.00 per barrel cap, with a floor of $51.10
January 2007	Crude Oil	80,000	January 1, 2008 - March 31, 2008	$62.60 per barrel cap, with a floor of $52.10

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

March 31, 2006:
Contract date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)
November 2005	Jet A	50,000	April 1, 2006 - June 30, 2006	$1.83 per gallon, with a floor of $1.6925 per gallon

*Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.
** One barrel is equal to 42 gallons.

Interest Rate Hedging Program

In March 2003, the Company entered into an interest rate swap agreement with a notional amount of $27,000,000 to hedge the interest payments associated with a portion of its LIBOR-based borrowings through March 31, 2007. Under the interest rate swap agreement, the Company paid a fixed rate of 2.45% and received a variable rate based on the three month LIBOR, which was reset quarterly. Interest expense for the years ended March 31, 2007 and 2006 were reduced by $187,000 and $216,000, respectively, for settlement payments received from the counter party for the period. Interest expense for the year ended March 31, 2005 includes $177,000 of settlement amounts paid to the counter party for the period. At March 31, 2007 and 2006, the Company’s interest rate swap agreement had estimated values of $0 and $105,000, respectively, and were included in deferred loan fees and other assets.

Changes in the fair value of interest rate swaps designated as hedging instruments are reported in accumulated other comprehensive income included in stockholders’ equity. Approximately $105,000 of mark to market gains are included in accumulated other comprehensive income included in stockholders’ equity, net of income taxes of $40,000, for the year ended March 31, 2007. Approximately $194,000 of mark to market gains are included in accumulated other comprehensive income included in stockholders’ equity, net of income taxes of $74,000, for the year ended March 31, 2006. Approximately $655,000 of unrealized losses are included in accumulated other comprehensive income included in stockholders’ equity, net of income taxes of $246,000, for the year ended March 31, 2005. The mark to market gains and losses have been reclassified into interest expense as a yield adjustment in the same period in which the related interest payments on the LIBOR-based borrowings effects earnings.

3. Assets Held For Sale

In April 2005, the Company retired its remaining Boeing aircraft and has classified all remaining Boeing aircraft rotable spare parts and expendable inventories as “assets held for sale.” As such, these assets have been valued at the lower of the carrying amount or the estimated market value less selling costs.

In August 2004, the Company began selling Boeing spare parts and entered into agreements with two vendors to sell these parts on a consignment basis. The Company monitors resale values for Boeing parts quarterly using estimates obtained from outside vendors. During the year ended March 31, 2005, the Company recorded total impairments on Boeing rotable spare parts and expendable inventories of $5,123,000 due to declines in the resale values of these parts. Based on the current market prices and recent sales history, the Company has determined that there is currently no additional impairment required for the Boeing rotable spare parts and expendable inventories for the years ending March 31, 2007 and 2006. During the years ended March 31, 2007 and 2006, the Company realized net gains of $1,203,000 and $1,333,000, respectively, on the sale of these assets.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

4. Property and Equipment, Net

At March 31, 2007 and 2006, property and equipment consisted of the following:

	2007 (In thousands)	2006 (In thousands)

Aircraft, spare aircraft parts, and improvements to leased aircraft	$667,364	$555,574
Ground property, equipment and leasehold improvements	42,301	35,937
Computer software	10,234	6,585
Construction in progress	5,191	1,597
	725,090	599,693
Less accumulated depreciation	(119,959)	(89,265)

Property and equipment, net	$605,131	$510,428

Property and equipment includes capitalized interest of $1,970,000 in 2007.

In June 2006, the Company completed a sale-leaseback transaction for an Airbus 319 that resulted in a gain of $733,000. This gain was deferred and is being amortized over the 12-year lease term. In October 2004 and December 2005, the Company completed sale-leaseback transactions for three Airbus 319 engines on the same day the aircraft purchase transaction closed. As such, no gain or loss was recorded on these transactions in fiscal years 2006 and 2005. The Company agreed to lease these engines over 10-year terms.

5. Deferred Revenue and Other Liabilities

At March 31, 2007 and March 31, 2006, deferred revenue and other liabilities consisted of the following:

	2007	2006

Deferred revenue primarily related to co-branded credit card	$19,047	$15,185
Deferred rent	18,861	19,093
Other	630	589

Total deferred revenue and other liabilities	38,538	34,867
Less: current portion	(16,400)	(12,437)
	$22,138	$22,430

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

6. Other Accrued Expenses

At March 31, 2007 and March 31, 2006, other accrued expenses consisted of the following:

	March 31,	March 31,
	2007	2006
	(In thousands)
Accrued salaries and benefits	$42,616	$35,203
Federal excise and other passenger taxes payable	26,914	23,715
Property tax payable and income taxes payable	2,593	2,529
Other	8,201	6,236

Total other accrued expenses	$80,324	$67,683

7. Lease Commitments

Aircraft Leases

At March 31, 2007 and 2006, the Company operated 38 and 34 leased aircraft, respectively, which are accounted for under operating lease agreements with initial terms of 12 years. Security deposits related to leased aircraft and future leased aircraft deliveries at March 31, 2007 and 2006 totaled $18,205,000 and $16,984,000, respectively, and are reported in the consolidated balance sheets in security and other deposits.

In addition to scheduled future minimum lease payments, the Company is required to make supplemental rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These supplemental rentals are based on the number of flight hours flown and/or flight departures and are included in maintenance expense. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property. During the years ended March 31, 2007, 2006 and 2005, supplemental rent payments were $26,187,000, $24,933,000 and $25,974,000, respectively.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment. The Company also leases certain airport gate facilities on a month-to-month basis.

For leases that contain escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

At March 31, 2007, commitments under non-cancelable operating leases (excluding aircraft supplemental rent requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total
	(In thousands)
2008	$139,457	$24,525	$163,982
2009	148,958	23,023	171,981
2010	160,404	21,187	181,591
2011	160,404	7,960	168,364
2012	160,404	6,081	166,485
Thereafter	822,643	15,295	837,938

Total minimum lease payments	$1,592,270	$98,071	$1,690,341

Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 2007, 2006 and 2005 was $159,206,000, $138,911,000, and $130,205,000, respectively.

8. Aircraft Lease and Facility Exit Costs

During the year ended March 31, 2006, the Company ceased using three of its Boeing 737-300 leased aircraft with original lease termination dates in June 2005, August 2005 and May 2006. The Company negotiated an early return and one-time payment for the one aircraft with an original lease termination date of May 2006. This resulted in a charge of $3,312,000, representing the estimated fair value of the remaining lease payments and a negotiated one-time termination payment. During the year ended March 31, 2006, the Company also recorded $102,000 of facility lease exit costs related to a property in which a sublease was not obtained in a period originally estimated for an airport exited in fiscal year 2005. This reflects the Company’s revised estimated future payments on this lease. These charges are reported in the consolidated statements of operations as aircraft and facility lease exit costs.

A summary of the activity charged to the aircraft and property lease termination liabilities is as follows:

	Aircraft	Facility	Total
	(In thousands)
Balance, March 31, 2005	$933	$250	$1,183
Additions	3,312	102	3,414
Lease payments	(4,245)	(142)	(4,387)
Balance, March 31, 2006	$-	$210	$210
Lease payments	-	(153)	(153)
Reversals	-	(57)	(57)
Balance, March 31, 2007	$-	$-	$-

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

9. Long-term Debt

Long-term debt at March 31, 2007 and 2006 consisted of the following:

	2007 (In thousands)	2006 (In thousands)

Unsecured Debt
Convertible Notes, fixed interest rate of 5.0% (1)	$92,000	$92,000

Debt Secured by Aircraft
Aircraft notes payable, fixed interest rates with a 6.62%
weighted average interest rate (2)	34,314	37,100
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 7.18% and 6.51% at March 31, 2007 and March 31, 2006, respectively(3)	348,426	294,042
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 9.13% and 8.38% at March 31, 2007 and March 31, 2006, respectively (4)	4,015	4,614

Total Debt	478,755	427,756
Less: current maturities	(26,847)	(22,274)

Long-term debt	$451,908	$405,482

Maturities of long-term debt, including balloon payments, are as follows (In thousands):

2008	$26,847
2009	28,443
2010	30,139
2011	31,932
2012	51,004
Thereafter	310,390

$478,755

(1)      Convertible Notes due 2025

On December 7, 2005, the Company completed the sale of $92,000,000 aggregate principal amount of 5.0% Convertible Notes due 2025 (“Convertible Notes”) in a public offering pursuant to the Company’s shelf registration statement. Interest is payable semi-annually, beginning on June 15, 2006. The Convertible Notes are unsecured and rank effectively junior in right of payment to existing and future secured debt, including the Company’s Credit Facility and aircraft notes. At any time on or after

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

December 20, 2010, the Company may redeem any of the Convertible Notes for cash at a redemption price of 100% of the principal amount plus accrued interest. Holders may require the Company to repurchase the Convertible Notes for cash at a repurchase price of 100% of the principal amount plus accrued interest on December 15, 2010, 2015 and 2020.

The Convertible Notes are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of 96.7352 shares per principal amount of notes (representing a conversion price of approximately $10.34 per share), subject to certain adjustments, at any time prior to maturity. Upon conversion, the Company will have the right to deliver a combination of cash and shares of common stock. In addition, holders of the Convertible Notes have the right to require the Company to repurchase the notes upon the occurrence of a specified designated event at a price of 100% of the principal amount plus accrued interest. Upon the occurrence of a specified designated event prior to December 15, 2010, the conversion rate will be increased by a specified number of shares for a maximum of 2,224,910 additional shares issued.

The Company incurred and capitalized $3,241,000 in fees in connection with the sale of the Convertible Notes, which are included in deferred loan fees and other assets. The debt issuance costs will be amortized using the effective interest rate method over the shortest period in which the note holders may require the Company to repurchase the notes, which is five-years.

(2)      Secured Aircraft Notes payable - fixed interest rates

During the year ended March 31, 2002, the Company entered into a credit agreement to borrow up to $72,000,000 for the purchase of three Airbus aircraft with a maximum borrowing of $24,000,000 per aircraft. During the year ended March 31, 2003, the Company entered into a sale-leaseback transaction for one of these purchased aircraft and repaid the loan with the proceeds of the sale. The two remaining aircraft loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears. The remaining loans require monthly principal and interest payments of $218,000 and $215,000, respectively, bear interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.

(3)      Secured Aircraft Notes payable - variable interest rates

During the years ended March 31, 2003 through March 31, 2007, the Company borrowed $415,838,000 for the purchase of 17 Airbus aircraft. These loans have terms of 12 years with floating interest rates adjusted based on three and six month LIBOR rates plus a margin. These loans bear interest at rates of 6.63% to 7.99% at March 31, 2007 with maturities in May 2014 to August 2018. At the end of the terms there are balloon payments ranging from $2,640,000 to $9,215,000.

(4)      Junior Secured Aircraft Notes payable - variable interest rates

During the year ended March 31, 2006, the Company borrowed $4,900,000 for the purchase of an Airbus aircraft. This junior loan has a seven-year term with quarterly installments currently of $250,000. The loan bears interest at a floating interest rate adjusted quarterly based on LIBOR plus a margin, which was 9.13% at March 31, 2007.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

Letters of credit

In July 2005, the Company entered into an agreement with a financial institution for a $5,000,000 revolving line of credit that allows the Company to issue letters of credit up to $3,500,000. In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000. As of March 31, 2007, the Company has utilized $4,821,000 under this agreement for standby letters of credit that provide credit support for certain facility leases, which reduced the amount available for borrowings to $929,000. A cash compensating balance of $2,750,000 and $2,000,000 were required to be maintained and to secure the letters of credit, as of March 31, 2007 and 2006, respectively, which have been classified as restricted investments on the consolidated balance sheets.

In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes, which was renewed for another two-year period ending May 2009. Under this facility, the Company may borrow the lesser of $20,000,000 (“maximum commitment amount”) or 60% of the current market value of pledged eligible spare parts. Letters of credit available is the maximum commitment amount under the facility less current borrowings. Interest under the Credit Facility is based on the Eurodollar rate plus a margin or prime plus a margin. In addition, there is a quarterly commitment fee of 0.50% per annum of the unused portion of the facility based on the maximum commitment amount. The agreement contains a covenant that will not permit the Company to maintain an unrestricted cash and cash equivalent position of less than $120,000,000, with a 30-day cure period. The amount available for borrowings under the Credit Facility based on the current market value of the pledged eligible spare parts at March 31, 2007 was $16,500,000, which was reduced by letters of credit issued of $11,300,000. The amount available for borrowings under the Credit Facility based on the current market value of the pledged eligible spare parts at March 31, 2006 was $11,299,000, which was reduced by letters of credit issued of $9,500,000.

At March 31, 2007, the Company was in compliance with the covenants for all debt and lease agreements.

10. Income Taxes

Income tax expense (benefit) for the years ended March 31, 2007, 2006, and 2005 is presented below:

	Current	Deferred	Total
	(In thousands)

Year ended March 31, 2006:

Year ended March 31, 2007:	$-	$(4,177)	$(4,177)
U.S. federal	257	(706)	(449)
State and local	$257	$(4,883)	$(4,626)

Year ended March 31, 2006:
U.S. federal	$-	$(6,410)	$(6,410)
State and local	54	(141)	(87)
	$54	$(6,551)	$(6,497)

Year ended March 31, 2005:
U.S. federal	$-	$(11,823)	$(11,823)
State and local	107	(692)	(585)
	$107	$(12,515)	$(12,408)

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

The differences between the Company’s effective rate for income taxes and the federal statutory rate of 35% are shown in the following table:

	2007	2006	2005
	(In thousands)
Income tax benefit at the statutory rate	$(8,749)	$(7,164)	$(12,543)
State and local income tax, net of federal income tax benefit	(667)	(579)	(932)
State net operating loss adjustment	(63)	-	-
Valuation allowance	3,980	273	262
Nondeductible expenses	777	732	650
Adjustment to deferred taxes	(176)	76	-
Other, net	272	165	155
	$(4,626)	$(6,497)	$(12,408)

Effective tax rate	18.5%	31.7%	34.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at March 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:	(In thousands)
Accrued vacation	$4,058	$3,495
Accrued workers compensation liability	2,704	1,973
Deferred rent	7,105	7,223
Provision recorded on inventory and impairments of fixed assets	1,657	2,188
Start-up/organizational costs	1,173	-
Stock-based compensation	214	-
Net operating loss carryforwards	121,618	95,012
Alternative minimum tax credit carryforward	1,757	1,757
Accruals	2,456	2,340
Deferred loan fees and other assets	208	48
Other	341	226
Deferred tax assets	143,291	114,262
Valuation allowance	(4,521)	(536)
Net deferred tax assets	138,770	113,726
Deferred tax liabilities:
Property and equipment	(132,367)	(117,235)
Prepaid commissions	(1,198)	(805)
Other	(5,205)	(639)
Total gross deferred tax liabilities	(138,770)	(118,679)

Net deferred tax liability	$-	$(4,953)

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

The net deferred tax assets (liabilities) are reflected in the accompanying consolidated balance sheets as follows:

	2007	2006

Current deferred tax assets	$-	$7,780
Non-current deferred tax liabilities	-	(12,733)

Net deferred tax liability	$-	$(4,953)

During the year ended March 31, 2007, the Company recorded a valuation allowance against net deferred tax asset.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company acquired a significant number of new aircraft over the past six years in conjunction with their fleet transition plan.  New aircraft purchases are depreciated for tax purposes over seven years compared to book depreciation of 25 years, resulting in significant deferred tax liabilities that will reverse over their seven year tax life.  The net operating losses that have been generated over the past six years are due in large part to the accelerated depreciation over a shorter useful life for tax purposes.  While the Company continues to take delivery of new aircraft, they expect their fleet acquisitions to be substantially complete by fiscal 2009.  Since the Company’s net operating losses do not begin to expire until 2023, the Company expects these net operating looses to be available in future periods when tax depreciation is at minimal levels, and taxable income is high. Based upon the level of historical book losses, the Company provided a valuation allowance during the year ended March 31, 2007 for the net deferred tax asset.   Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, and available tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of the deductible differences, net of the existing valuation allowances at March 31, 2007.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company has included in the total valuation allowance, a valuation allowance for state net operating loss carryforwards expected to expire unused which totaled $583,000 and $273,000 at March 31, 2007 and 2006, respectively.

As of March 31, 2007, the Company had federal net operating loss carryforwards totaling $318,100,000, expiring as follows:  $45,600,000 in 2023, $59,000,000 in 2024, $92,300,000 in 2025, $51,800,000 in 2026 and $69,500,000 estimated for 2007 which would expire in 2027.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

11. Stockholders’ Equity

Warrants and Stock Purchase Rights

In February 2003, the Company issued warrants to purchase 3,833,946 shares of common stock at $6.00 per share to the Air Transportation Stabilization Board (“ATSB”) and to two other guarantors which were exercisable immediately. The warrants had an estimated fair value of $9,283,000 when issued and expire seven years after issuance. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. These warrants were subsequently repriced in September 2003 as a result of the Company’s secondary public offering and again in December 2005 as a result of the Company’s convertible debt offering to $5.87 per share. In May 2006, the ATSB transferred the ownership of all its outstanding warrants to seven institutional investors and one other guarantor transferred ownership of its outstanding warrants in December 2003.

Treasury Shares

In March 2007, the Company purchased 300,000 shares of its common stock for $1,838,000. These shares were purchased to fund the Company’s 2007 contribution to the Employee Stock Ownership Plan (“ESOP”). These shares were contributed to the ESOP in April 2007.

12. Equity Based Compensation Plans

On September 9, 2004, the shareholders of Frontier approved the 2004 Plan. Frontier Holdings assumed all of the outstanding options and awards under the 2004 Plan effective upon the closing of the Reorganization. The 2004 Plan, which includes stock options issued since 1994 under a previous equity incentive plan, allows the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights payable only in stock (“SARs”), and restricted stock units, (“RSUs”), any or all of which may be made contingent upon the achievement of service or performance criteria. Eligible participants include members of the Company’s Board of Directors, all full-time director and officer level employees of the Company, and such other employees as may be identified by the Compensation Committee from time to time who are legally eligible to participate. Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award. The 2004 Plan expires September 12, 2009. The 2004 Plan allows up to a maximum of 2,500,000 shares for option grants and 500,000 shares for RSUs, subject to adjustment only to reflect stock splits and similar recapitalization events. The Company issues new shares of common stock for stock option and SARs exercised and settlement of vested restricted units. With certain exceptions, stock options and SARs issued under the 2004 Plan generally vest in equal installments over a five-year period from the date of grant and expire ten years from the grant date. RSUs cliff vest on the third or fifth anniversary of the date of grant. As of March 31, 2007, the Company had 1,777,000 shares available for future grants.

SFAS 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

Previously, the Company accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to April 1, 2006.

The Company has recorded $845,000 of stock-based compensation expense, net of estimated forfeitures, during the year ended March 31, 2007, as a result of its adoption of SFAS 123(R). Unrecognized stock-based compensation expense related to unvested options and RSU awards outstanding as of March 31, 2007 was approximately $3,293,000, and will be recorded over the remaining vesting periods of one to five years, which at March 31, 2007, was a weighted average remaining recognition period of 1.7 years for options and 3.4 years for RSU awards, respectively.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the year ended March 31, 2007, the Company did not record any excess tax benefit generated from option exercises.

Prior to April 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the Company’s common stock on the grant date. The accounting for stock-based compensation for restricted stock units did not change with the adoption of SFAS 123(R). Prior to the Company’s adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, the Company provided pro forma net loss and loss per common share for each period as if the Company had applied the fair value method to stock option grants, amortized on a straight-line basis, to measure stock-based compensation expense.

The following table illustrates the effect on the net loss and loss per common share for the years ended March 31, 2006 and 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS 123:

	2006	2005 (1)
	(In thousands, except per share amounts)
Net loss as reported	$(13,971)	$(23,430)
Add: stock-based compensation expense
included in reported net loss, net of tax	91	-
Less: total compensation expense determined
under fair value method, net of tax	(533)	(4,202)
Pro forma net income (loss)	$(14,413)	$(27,632)

Loss per share, basic and diluted:
As reported	$(0.39)	$(0.66)
Pro forma	$(0.40)	$(0.78)

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

The table below summarizes the impact on the Company’s results of operations for the years ended March 31, 2007 of outstanding stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) issued under the 2004 Plan as recognized under the provisions of SFAS 123(R):

2007

(In thousands)
Stock-based compensation expense:
Stock options and SARs	$630
RSUs	215
Income tax benefit	(213)
Net increase to net loss	$632

Increase to loss per share:
Basic and diluted	$0.02

(1)
In September and October 2004, when the price of the Company’s stock was $8.21 and $7.63, respectively, the Company’s Board of Directors approved that certain of the Company’s stock options with exercise prices in excess of the stock’s current market price be modified to accelerate vesting. The purpose of the accelerated vesting was to enable the Company to avoid recognizing stock-based compensation expense in its statement of operations associated with these options in future periods upon adoption of SFAS No. 123(R). As a result, a total of 671,500 options became immediately vested. These options originally vested between October 2004 and March 2009. Exercise prices for these options ranged from $8.00 to $24.17 per share. There were 35 employees affected by the modification. The total accelerated pro forma expense as a result of the modification was approximately $2,997,000, net of taxes, and is included in the fiscal year 2005 pro forma numbers presented in the table above.

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

The Company estimates the expected term of options and SARs granted using its historical exercise patterns, which the Company believes are representative of future exercise behavior. The Company estimates volatility of its common stock using the historical closing prices of its common stock for the period equal to the expected term of the options, which the Company believes is representative of the future behavior of the common stock. The Company’s risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company has never paid any cash dividends on its common stock and the Company does not

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero. Stock options and SARs are classified as equity awards.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for stock option and SAR grants issued during the years ended March 31, 2007, 2006 and 2005:

	2007	2006	2005

Assumptions:
Risk-free interest rate	4.85%	4.06%	3.35%
Dividend yield	0%	0%	0%
Volatility	70.76%	74.41%	73.88%
Expected life (years)	5	5	7

The per share weighted-average grant-date fair value of SARs granted during fiscal year 2007 was $4.61 using the above weighted-average assumptions.

A summary of the stock option and SARs activity and related information for the year ended March 31, 2007 is as follows:

		Weighted-
	Options	Average
	and	Exercise
	SARs	Price
Outstanding, March 31, 2006	2,564,787	$11.07
Granted	178,907	$7.43
Exercised	(35,750)	$4.51
Surrendered	(293,351)	$15.13
Outstanding, March 31, 2007	2,414,593	$10.41

Exercisable at end of period	1,969,780	$10.88

Exercise prices for options and SARs outstanding under the 2004 Plan as of March 31, 2007 ranged from $2.13 per share to $24.17 per share. The weighted-average remaining contractual life of these equity awards is 5.0 years. The aggregate intrinsic value of vested options and SARs was $484,777 as of March 31, 2007 and the intrinsic value of options exercised during the year ended March 31, 2007 was $108,000.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

A summary of the outstanding and exercisable options and SARs at March 31, 2007, segregated by exercise price ranges, is as follows:

			Weighted-
	Options		Average	Exercisable
	and	Weighted-	Remaining	Options	Weighted-
Exercise Price	SARs	Average	Contractual	and	Average
Range	Outstanding	Exercise Price	Life (in years)	SARs	Exercise Price

$2.13 - $5.42	473,500	$4.95	2.5	451,500	$4.94
$5.80 - $7.77	484,840	$7.14	6.8	215,500	$6.96
$8.00 - $10.06	410,194	$9.32	5.8	294,129	$9.06
$10.12 - $12.95	411,759	$11.07	5.1	374,351	$10.94
$13.59 - $17.93	462,500	$15.92	5.1	462,500	$15.92
$18.26 - $24.17	171,800	$20.85	4.7	171,800	$20.85
	2,414,593	$10.41	5.0	1,969,780	$10.88

Restricted Stock Units

SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service condition. The grant-date fair value of RSU awards are being expensed over the vesting period. RSUs are classified as equity awards. As of March 31, 2007, the Company had outstanding RSUs with service conditions and vesting periods that range from three to five years.

A summary of the activity for RSUs for the twelve months ended March 31, 2007 is as follows:

	RSUs
	Number of RSUs	Weighted- Average Grant Date Market Value
Outstanding, March 31, 2006	75,604	$10.15
Granted	136,139	$7.36
Surrendered	(14,797)	$8.50
Released	(2,000)	$7.03
Outstanding, March 31, 2007	194,946	$8.36

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

13. Retirement Plans

ESOP

The Company has established an ESOP which is for the benefit of each employee of the Company, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP. Company contributions to the ESOP are discretionary and may vary from year to year. In order for an employee to receive an allocation of Company common stock from the ESOP, the employee must be employed on the last day of the ESOP’s plan year, with certain exceptions. The Company’s annual contribution to the ESOP, if any, is allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees. The ESOP does not provide for contributions by participating employees. Employees vest in contributions made to the ESOP based upon their years of service with the Company. A year of service is an ESOP plan year during which an employee has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service. Distributions from the ESOP will not be made to employees during employment. However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance. Forfeitures are reallocated among active participants. In November 2005, the Company negotiated a new union contract in which employees covered by the contract became immediately vested in their accounts and received stock certificates for the balance in their account.

In March 2007, the Company’s Board of Directors approved the purchase of 300,000 shares of its common stock. These shares were used to fund the 2007 ESOP contribution. The shares were contributed in April 2007. During the year ended March 31, 2006 and 2005, the Company issued and contributed 400,000 and 346,400 shares, respectively, to the ESOP. Total Company contributions to the ESOP from inception total 2,888,000 shares, including the 300,000 shares contributed in April 2007.

The Company recognized compensation expense during the years ended March 31, 2007, 2006 and 2005 of $2,564,000, $2,969,000, and $2,940,000, respectively, related to its contributions to the ESOP. Compensation expense under the ESOP is determined by multiplying the number of the shares contributed by the fair market value of the shares on the date contributed, or the purchase price of the shares. The fair value of the unearned ESOP shares contributed to the ESOP, which is what the Company paid for the shares, was $1,838,000. The fair value of the unearned ESOP shares on March 31, 2007 was $1,803,000.

Retirement Savings Plans

The Company has established a Retirement Savings Plan under section 401(k) of the Internal Revenue Code (“401(k) Plan”). Participants may contribute from 1% to 60% of their pre-tax annual compensation up the maximum amount allowed under the Internal Revenue Code. Participants are immediately vested in their voluntary contributions. The Company’s Board of Directors has elected to match 50% of participant contributions up to 10% of salaries from May 2000 through December 2007 for the participants of the 401(k) Plan. During the years ended March 31, 2007, 2006, and 2005, the Company recognized compensation expense associated with the matching contributions to the 401(k) Plan totaling $5,107,000, $4,201,000, and $3,924,000, respectively. Future matching contributions, if any, will be determined annually by the Board of Directors. In order to receive the matching contribution, participants must be employed on the last day of the plan year. Participants vest in employer contributions made to the 401(k) Plan based upon their years of service with the Company. A year of service is a plan year during which a participant has at least 1,000 hours of service. Vesting generally occurs at the rate of 20% per year,

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

beginning after the first year of service, so that a participant will be fully vested after five years of service. Upon termination of employment with the Company, each participant will be entitled to receive the vested portion of his or her account balance.

On March 2, 2007, the Company established the Frontier Airlines, Inc. Pilots Retirement Plan (“the FAPA Plan”) for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots’ Association. The FAPA Plan is a defined contribution retirement plan. The Company contributes up to 6% of each eligible and active participant’s compensation. Contributions begin after a pilot has reached two years of service and the contributions vest immediately. Participants are entitled to begin receiving distributions of all vested amounts beginning at age 59 ½. During the year ended March 31, 2007, the Company recognized compensation expense associated with the contributions to the FAPA Plan of $238,000.

Retirement Health Plans

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents, they may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. (the “Retirement Health Plan”) until age 65. The cost of retiree medical benefits are continued under the same contribution schedule as active employees.

On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognized the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the March 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net adjustment to other comprehensive income at adoption was $36,000, ($22,000 net of tax) and represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at March 31, 2007, are presented in the following table.

The following table provides a reconciliation of the changes in the benefit obligations under the Retirement Health Plan for the years ended March 31, 2007 and 2006:

Reconciliation of benefit obligation:

	2007	2006
	(In thousands)
Obligation at beginning of period	$5,130	$4,575
Service cost	992	954
Interest cost	318	271
Benefits paid	(17)	(117)
Net actuarial gain	(633)	(553)
Obligation at end of period	$5,790	$5,130

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

The following is a statement of the funded status as of March 31, 2007 and 2006:

	2007	2006
	(In thousands)
Funded status	$(5,790)	$(5,130)
Unrecognized net actuarial loss	36	680
SFAS 158 adjustment	(36)	-
Accrued benefit liability	$(5,790)	$(4,450)

Net periodic benefit cost of the Retirement Health Plan for the years ended March 31, 2007, 2006 and 2005 include the following components.

	2007	2006	2005
		(In thousands)
Service cost	$992	$954	$933
Interest cost	318	271	218
Recognized net actuarial loss	11	61	89
Net periodic benefit cost	$1,321	$1,286	$1,240

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other post-retirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated post-retirement benefit obligation (“APBO”) at March 31, 2007 would have the following effects:

	1% increase	1% decrease
	(In thousands)
Increase (decrease) in total service and interest cost	$160	$(159)
Increase (decrease) in the APBO	$705	$(611)

The measurement dates used to determine the benefit measurements for the plan are March 31, 2007, 2006 and 2005. The Company used the following actuarial assumptions, which were based upon information available as of the beginning of the fiscal year, to account for this post-retirement benefit plan:

	2007	2006	2005

Weighted average discount rate	6.10%	6.25%	6.00%
Assumed healthcare cost trend (1)	9.00%	9.50%	9.50%

(1)	Trend rates were assumed to reduce until 2015 when an ultimate rate of 5.00% is reached.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

The estimated benefit payments expected to be paid by the Retirement Health Plan, and funded by the Company, for the next ten years are as follows (In thousands):

Fiscal year 2008	$124
Fiscal year 2009	$246
Fiscal year 2010	$317
Fiscal year 2011	$373
Fiscal year 2012	$455
Fiscal year 2013 - 2017	$3,376

Certain other union employees are included in a multi-employer pension plan to which the Company makes contributions in accordance with the union contract. Such contributions are made on a monthly basis in accordance with the requirements of the union contract. Contributions to multi-employer pension plans were $558,000, $537,000 and $471,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

14. Loss Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if outstanding stock option and warrants were exercised. In addition, diluted convertible securities are included in the denominator while interest on convertible debt, net of tax and capitalized interest, is added back to the numerator.

During the years ended March 31, 2007 and 2006, interest on the Convertible Notes of $1,947,000 and $1,027,000, respectively, net of tax and capitalized interest, and shares of 8,900,000 and 2,804,000, respectively that would be issued upon assumed conversion of the Convertible Notes, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the years ended March 31, 2007, 2006 and 2005, the common stock equivalents of the weighted average options, SARS, RSUs, and warrants outstanding of 830,000, 1,884,000 and 1,706,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the years ended March 31, 2007, 2006 and 2005, the weighted average options, SARs, and RSUs outstanding of 2,116,000, 1,560,750 and 1,633,000, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

15. Concentration of Credit Risk

The Company does not believe it is subject to any significant concentration of credit risk relating to receivables. At March 31, 2007 and 2006, 63.9% and 53.4% of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, manufactures’ credits and the Internal Revenue Service. Receivables related to tickets sold are short-term, generally being settled shortly after sale or in the month following ticket usage.

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

16. Commitments and Contingencies

Legal Proceedings and Insurance

From time to time, the Company is engaged in routine litigation incidental to our business. The Company believes there are no legal proceedings pending in which the Company is a party or of which any of our property may be subject to that are not adequately covered by insurance maintained by us, or which, if adversely decided, would have a material adverse affect upon its business or financial condition.

During the year ended March 31, 2007, the Company recorded insurance proceeds of $868,000. These insurance proceeds were a result of final settlements of business interruption claims that covered lost profits when the Company’s service to Cancun, Mexico and New Orleans, Louisiana was disrupted by hurricanes during the fiscal year ended March 31, 2006.

Recently, the Company’s services to and from Denver, Colorado were disrupted by two major snowstorms that impacted the Company’s service levels, revenues and operating costs. The Company maintains business interruption insurance to cover lost profits and has made claims to recover lost profits related to these events. The Company has not recorded any anticipated recoveries because a final settlement of the claims has not been reached.

Purchase Commitments

As of March 31, 2007, the Company has remaining firm purchase commitments for 23 additional aircraft and one spare Airbus engine, which have scheduled delivery dates continuing through August 2010. Under the terms of the purchase agreement, the Company is required to make scheduled pre-delivery payments for these aircraft. These payments are non-refundable with certain exceptions. As of March 31, 2007, the Company had made pre-delivery payments on future deliveries totaling $52,453,000 to secure these aircraft, of which $14,833,000 related to aircraft for which the Company has not yet secured financing and $37,620,000 related to aircraft for which the Company has secured financing.

The Company has aggregate additional amounts due under these purchase commitments and estimated amounts for buyer-furnished equipment, spare parts for purchased aircraft and to equip the aircraft with LiveTV. The Company is not under any contractual obligations with respect to spare parts. In addition, the Company has commercial commitments under an agreement with SabreSonic™ for its SabreSonic passenger solution to power the reservations and check-in capabilities. The estimated aggregate amount for these purchase commitments is $721,788,000; $353,463,000 which is due in fiscal year 2008. The Company has obtained financing for all of its aircraft deliveries through February 2008.

Fuel Consortia

The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As

FRONTIER AIRLINES HOLDINGS, INC.

Notes to the Consolidated Financial Statements, continued

of March 31, 2007, approximately $562,757,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which the Company participates, as to which each of the signatory airlines has provided indirect guarantees of the debt. The Company’s exposure is approximately $24,412,000 principal amount of such bonds based on our most recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases of if other carriers default. The Company can exit all of their fuel consortia agreements with limited penalties and certain advance notice requirements. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033. The Company has not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Employees

As of March 31, 2007, the Company had 5,200 employees, of which approximately 22% are represented by unions. Of those employees covered by collective bargaining agreements, approximately 3% presently have contracts under negotiation or becoming amendable in fiscal year 2008. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

17. Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Revenues	$304,808	$312,470	$271,253	$282,418
Operating expenses	$294,127	$309,381	$289,719	$288,424
Net income (loss)	$3,957	$509	$(14,406)	$(10,430)

Loss per share:
Basic	$0.11	$0.01	$(0.39)	$(0.29)
Diluted	$0.10	$0.01	$(0.39)	$(0.29)

2006
Revenues	$237,577	$259,953	$249,002	$254,990
Operating expenses	$238,800	$246,318	$260,666	$263,635
Net income (loss)	$(2,733)	$6,905	$(10,290)	$(7,853)

Loss per share:
Basic	$(0.08)	$0.19	$(0.28)	$(0.22)
Diluted	$(0.08)	$0.18	$(0.28)	$(0.22)