Form 10-Q
period 2007-06-30
Frontier Airlines Holdings, Inc.
filed 2007-07-27
CIK 1351548

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-51890

FRONTIER AIRLINES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (720) 374-4200

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

The number of shares of the Company’s Common Stock outstanding as of July 26, 2007 was 36,641,744.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

 Page

Item 1.	Financial Information

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$ 215,431	$ 202,981
Restricted investments	58,635	42,844
Receivables, net of allowance for doubtful accounts of $668
and $632 at June 30, 2007 and March 31, 2007, respectively	59,784	50,691
Prepaid expenses and other assets	27,894	26,163
Inventories, net of allowance of $334 and $329
at June 30, 2007 and March 31, 2007, respectively	12,287	15,685
Assets held for sale	1,834	2,041
Total current assets	375,865	340,405
Property and equipment, net (note 4)	695,490	605,131
Security and other deposits	20,258	20,850
Aircraft pre-delivery payments	40,473	52,453
Restricted investments	2,845	2,845
Deferred loan fees and other assets	17,623	21,184
Total Assets	$ 1,152,554	$ 1,042,868

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 63,301	$ 52,001
Air traffic liability	214,614	183,754
Other accrued expenses (note 6)	84,140	80,324
Current portion of long-term debt (note 7)	30,409	26,847
Deferred revenue and other current liabilities (note 5)	16,296	16,400
Total current liabilities	408,760	359,326
Long-term debt related to aircraft notes (note 7)	418,852	359,908
Convertible notes	92,000	92,000
Deferred revenue and other liabilities (note 5)	25,723	22,138
Total Liabilities	$ 945,335	$ 833,372

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	–	–
Common stock, no par value, stated value of $.001 per share, authorized
100,000,000 shares; 36,641,744 and 36,627,455 shares issued and
outstanding at June 30, 2007 and March 31, 2007, respectively	37	37
Treasury stock, stated at cost	–	(1,838)
Additional paid-in capital	194,230	193,943
Unearned ESOP shares	(919)	–
Accumulated other comprehensive loss, net of tax (note 8)	(22)	(22)
Retained earnings	13,893	17,376
	207,219	209,496
	$ 1,152,554	$ 1,042,868

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended
	June 30,	June 30,
	2007	2006
Revenues:
Passenger - mainline	$ 303,680	$ 268,365
Passenger- regional partners	28,822	27,329
Cargo	1,510	1,618
Other	10,758	7,496

Total revenues	344,770	304,808

Operating expenses:
Flight operations	46,323	39,836
Aircraft fuel	104,713	90,415
Aircraft lease	28,330	25,882
Aircraft and traffic servicing	44,638	37,988
Maintenance	24,798	20,596
Promotion and sales	34,297	29,422
General and administrative	15,332	13,294
Operating expenses - regional partners	34,357	29,483
Aircraft lease and facility exit costs	–	(14)
Gains on sales of assets, net	(22)	(307)
Depreciation	10,401	7,532

Total operating expenses	343,167	294,127

Operating income	1,603	10,681

Nonoperating income (expense):
Interest income	3,547	3,954
Interest expense	(8,467)	(6,832)
Other, net	(166)	45

Total nonoperating expense, net	(5,086)	(2,833)

Income (loss) before income tax expense	(3,483)	7,848

Income tax expense	–	3,891

Net income (loss)	$ (3,483)	$ 3,957

Earnings (loss) per share (note 10):
Basic	$ (0.10)	$ 0.11
Diluted	$ (0.10)	$ 0.10

Weighted average shares of
common stock outstanding:
Basic	36,635	36,590
Diluted	36,635	46,047

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	(3,483)	3,957
Adjustments to reconcile net income (loss) to net cash
and cash equivalents provided by operating activities:
Compensation expense under long-term incentive plans and
employee stock ownership plans	716	902
Depreciation and amortization	10,781	7,885
Provisions recorded on inventories and assets
beyond economic repair	233	111
Gains on disposal of equipment and other, net	(22)	(307)
Mark to market derivative losses, net	3,743	185
Deferred tax expenses	–	3,765
Changes in operating assets and liabilities:
Restricted investments	(15,791)	(17,089)
Receivables	(9,093)	(2,351)
Security and other deposits	(5)	(101)
Prepaid expenses and other assets	(1,731)	(652)
Inventories	3,392	301
Other assets	(115)	181
Accounts payable	11,300	(79)
Air traffic liability	30,860	23,149
Other accrued expenses	4,275	(1,481)
Deferred revenue and other liabilities	3,481	2,623
Net cash provided by operating activities	38,541	20,999

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(10,518)	(11,326)
Aircraft lease and purchase deposits applied to aircraft	23,095	8,862
Proceeds from the sale of property and equipment and assets held for sale	249	36,493
Capital expenditures	(101,078)	(44,851)
Net cash used in investing activities	(88,252)	(10,822)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	31	7
Payment to bank for compensating balances	–	(750)
Proceeds from long-term borrowings	69,665	–
Principal payments on long-term borrowings	(7,160)	(5,753)
Payment of financing fees	(375)	(55)
Net cash provided (used) by financing activities	62,161	(6,551)

Net increase in cash and cash equivalents	12,450	3,626

Cash and cash equivalents, beginning of period	202,981	272,840

Cash and cash equivalents, end of period	215,431	276,466

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007

1.        Basis of Presentation

The accompanying unaudited consolidated financial statements of Frontier Airlines Holdings, Inc., a Delaware corporation (“Frontier Holdings” or the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended March 31, 2007.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain prior period amounts have been reclassed to conform to the current year presentation. The marketing component of the sale of the Company’s EarlyReturns miles, previously reported as a reduction of promotion and sales expense in the amount of $2,745,000, has been reclassified as other revenue for the three month period ended June 30, 2006.

The consolidated financial statements include the accounts of Frontier Holdings, Frontier Airlines, Inc. (“Frontier”), and Lynx Aviation, Inc. (“Lynx Aviation”). At this time, Frontier and Lynx Aviation are the only two wholly owned subsidiaries of Frontier Holdings. The financial performance of Frontier Holdings is represented by the financial performance of Frontier and includes only start-up costs for Lynx Aviation because Lynx Aviation has not yet commenced operations.  See Note 11 for operating segment information.

Financial results for the Company, and airlines in general, are seasonal in nature.  More recently, results for Frontier’s first and second fiscal quarters have exceeded its third and fourth fiscal quarters.  Results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.

Lynx Aviation

Lynx Aviation assumed a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the start-up phase of operations.  Lynx Aviation plans to commence revenue service in October 2007 with ten aircraft in service by the end of December 2008.  Revenue service is subject to obtaining an operating certificate from the Federal Aviation Administration (“FAA”).

Frontier Jet Express

In January 2007, the Company entered into an agreement with Republic Airlines, Inc. (“Republic”), under which Republic will operate up to 17 76-seat Embraer 170 aircraft under the Frontier JetExpress brand.  The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008.  The service began on March 4, 2007 and replaces the CRJ 700 aircraft operated by Horizon Air Industries, Inc. (“Horizon”).  The Company will control the routing, scheduling and ticketing of this service.  The Company compensates Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses.  The agreement provides for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned.  In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that the Republic agreement contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to Republic on a gross basis.  Frontier establishes the scheduling, routes and pricing of the flights operated as “Frontier JetExpress” under the agreement.  Revenues are pro-rated to the segment operated by the regional partner based on miles flown and are included in passenger revenues – regional partners.  Expenses directly related to the flights flown by the regional partner are included in operating expenses – regional partners.  The Company allocates indirect expenses between mainline and JetExpress operations by using regional partner departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

In September 2003, the Company signed an agreement with Horizon under which Horizon operated up to nine 70-seat CRJ 700 aircraft under the Frontier JetExpress brand.  In September 2006, the Company amended the agreement with Horizon to provide that all nine CRJ-700 aircraft would be returned to Horizon during a one-year ramp down period which began in January 2007 and will be completed in December 2007.  The Company has recorded revenues and expenses related to Horizon gross, as opposed to net, upon inception of service in accordance with EITF 01-08.

2.         New Accounting Standards

New Accounting Standards Not Yet Adopted

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of FAS 157. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159.

New Accounting Standards Adopted During the Quarter

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”), on April 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. This Company is no longer subject to U.S. federal tax examinations for tax years before 2003. State jurisdictions remain subject to examination for tax years 2002 - 2006. The Company believes there will not be any material changes in unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the quarter.

3.        Equity Based Compensation Plans

For the three months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense of $256,000 and $154,000, respectively, for stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). Unrecognized stock-based compensation expense related to unvested options and RSU awards outstanding as of June 30, 2007 was approximately $4,534,000, and will be recorded over the remaining vesting periods of one to five years.  At June 30, 2007, the weighted average remaining recognition period for options and RSU awards was 3.7 years and 3.9 years awards, respectively.

During the three months ended June 30, 2007, the Company granted SARs of 275,470 at a weighted average exercise price of $6.03 per share with a grant-date fair value of $3.53.  During the three months ended June 30, 2007, the Company also granted 156,959 RSUs at a weighted average grant date market value of $6.01.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense for stock option and SAR grants issued during the three months ended June 30, 2007 and 2006:

	Three months ended June 30,
	2007	2006
Assumptions:
Risk-free interest rate	4.55%	4.85%
Dividend yield	0%	0%
Volatility	65.19%	70.82%
Expected life (years)	5	5

Exercise prices for options and SARs outstanding as of June 30, 2007 ranged from $2.13 per share to $24.17 per share.  The weighted-average remaining contractual life of these equity awards is 5.2 years.  The aggregate intrinsic value of vested options and SARs was $266,000 as of June 30, 2007.  As of June 30, 2007, the Company had 1,387,000 shares available for future grants.

4.	Property and Equipment, Net

As of June 30, 2007 and March 31, 2007, property and equipment consisted of the following:

	June 30,	March 31,
	2007	2007
	(In thousands)
Aircraft, spare aircraft parts, and improvements to
leased aircraft	$ 761,219	$ 667,364
Ground property, equipment and leasehold improvements	46,149	42,301
Computer software	11,216	10,234
Construction in progress	6,853	5,191
	825,437	725,090
Less accumulated depreciation	(129,947)	(119,959)

Property and equipment, net	$ 695,490	$ 605,131

Property and equipment includes capitalized interest of $2,598,000 and $1,970,000 at June 30, 2007 and March 31, 2007, respectively.

During the three months ended June 30, 2007, the Company recorded additional depreciation expense of $1,359,000 related to a change in estimate of the useful life of their aircraft seats due the implementation of a program to replace the Airbus seats with new leather seats during the next two fiscal years.

5.	Deferred Revenue and Other Liabilities

At June 30, 2007 and March 31, 2007, deferred revenue and other liabilities consisted of the following:

	June 30,	March 31,
	2007	2007
	(In thousands)
Deferred revenue primarily related to co-branded credit card	$ 22,991	$ 19,047
Deferred rent	18,345	18,861
Other	683	630

Total deferred revenue and other liabilities	42,019	38,538
Less current portion	(16,296)	(16,400)

	$ 25,723	$ 22,138

6.       Other Accrued Expenses

          At June 30, 2007 and March 31, 2007, other accrued expenses consisted of the following:

	June 30,	March 31,
	2007	2007
	(In thousands)
Accrued salaries and benefits	$ 38,276	$ 42,616
Federal excise and other passenger taxes payable	33,918	26,914
Property and income taxes payable	5,018	2,593
Other	6,928	8,201

	$ 84,140	$ 80,324

7.       Long-Term Debt

During the three months ended June 30, 2007, the Company borrowed $69,665,000 for the purchase of three Airbus A318 aircraft.  These senior loans have terms of 12 years and are payable monthly installments of $227,000, $227,000 and $238,000 as of June 30, 2007, including interest, payable in arrears, with a floating interest rate adjusted quarterly based on LIBOR. These loans each bear interest at rates of 7.36% at June 30, 2007.  At the end of the term, there are balloon payments of $9,263,000, $9,291,000, and $9,312,000 for each of these loans.  A security interest in the three purchased aircraft secures the loans.

    Revolving Facilities and Letters of credit

In July 2005, the Company entered into an agreement with a financial institution for a $5,000,000 revolving line of credit that allows the Company to issue letters of credit up to $3,500,000.  In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits the Company to issue letters of credit up to $5,000,000 and matures in June 2008. As of June 30, 2007, the Company has utilized the entire amount available for letters of credit under this agreement for standby letters of credit which provide credit support for certain facility leases.  A cash compensating balance of $2,750,000 was required to be maintained and to secure the letters of credit, which have been classified as restricted investments on the consolidated balance sheets.

In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes, which was renewed for another two-year period ending May 2009.  Under this facility, the Company may borrow the lesser of $20,000,000 (“maximum commitment amount”) or 60% of the current market value of pledged eligible spare parts.  The amount available for letters of credit is equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility is based on the Eurodollar rate plus a margin or prime plus a margin.  In addition, there is a quarterly commitment fee of 0.50% per annum of the unused portion of the facility based on the maximum commitment amount.  The Credit Facility contains a covenant that will not permit the Company to maintain an unrestricted cash and cash equivalent position of less than $120,000,000, with a 30-day cure period. The amount available for borrowings under the Credit Facility based on the current market value of the pledged eligible spare parts at June 30, 2007 was $18,563,000.  The Company has reduced the amount available for borrowings by letters of credit issued of $11,300,000.

   At June 30, 2007, the Company was in compliance with the covenants for all debt and lease agreements.

8.      Equity

Treasury Stock and Unearned ESOP shares

In March 2007, the Company purchased 300,000 shares of its common stock for $1,838,000.  These shares were purchased to fund the Company’s 2007 contribution to the Employee Stock Ownership Plan (“ESOP”). These shares were contributed to the ESOP in April 2007.  Compensation expense for our ESOP for three months ended June 30, 2007 was $459,000.

Comprehensive Income (Loss)

A summary of the comprehensive income (loss) at June 30, 2007 and 2006 is as follows:

	June 30,	June 30,
	2007	2006
	(In thousands)
Net income (loss)	$ (3,483)	$ 3,957
Other comprehensive income:
Unrealized gain (loss) on derivative
instrument, net of tax	–	10
Total comprehensive income (loss)	$ (3,483)	$ 3,967

9.        Retirement Health Plan

Pursuant to the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

Net periodic benefit cost for the three months ended June 30, 2007 and 2006 include the following components:

	June 30,	June 30,
	2007	2006
	(In thousands)
Service cost	$ 260	$ 248
Interest cost	87	79
Net actuarial loss (gain)	–	3
Net periodic benefit cost	$ 347	$ 330

10.      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30, 2007	Three months ended June 30, 2006
	(In thousands)
Numerator:
Net income (loss) as reported	$ (3,483)	$ 3,957
Interest on convertible notes, net of capitalized interest	–	498

Numerator for diluted earnings (loss) per share	$ (3,483)	$ 4,455

Denominator:
Weighted average shares outstanding, basic	36,635	36,590
Effects of diluted securities:
Conversion of convertible notes	–	8,900
Employee stock awards	–	128
Warrants	–	429

Adjusted weighted average shares outstanding, diluted	36,635	46,047

Earnings (loss) per share, basic	$ (0.10)	$ 0.11
Earnings (loss) per share, diluted	$ (0.10)	$ 0.10

For the three months ended June 30, 2007, interest on convertible notes of $665,000 and 8,900,000 shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended June 30, 2007, the common stock equivalents of the weighted average options, SARS, RSUs and warrants outstanding of 254,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended June 30, 2007, the weighted average options, SARS and RSUs outstanding of 2,132,000 were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.  For the three months ending June 30, 2006, the weighted average options, SARS, RSUs and warrants outstanding of 2,278,000 were excluded from the calculation of diluted earnings per share because the exercise price of the options, SARs, RSUs and warrants were greater than the average market price of the common stock.

11.      Operating Segment Information

The Company has three primary operating and reporting segments, consisting of mainline operations, Frontier JetExpress, and Lynx Aviation.  Mainline operations include service operated by Frontier using Airbus aircraft.  Frontier JetExpress includes regional jet service operated by Horizon and Republic.  Lynx Aviation, a subsidiary of Frontier Holdings, is currently in the start-up phase of operations and will operate using Bombardier Q400 aircraft.

Financial information for the three months ended June 30, 2007 and 2006 for the Company’s operating segments is as follows:

	June 30,	June 30,
	2007	2006
	(In thousands)
Operating revenues:
Mainline	$ 315,948	$ 277,479
Frontier JetExpress	28,822	27,329
Consolidated	$ 344,770	$ 304,808

Operating income (loss):
Mainline	$ 9,366	$ 12,835
Frontier JetExpress	(5,535)	(2,154)
Lynx Aviation	(2,228)	–
Consolidated	$ 1,603	$ 10,681

Total assets at end of period:
Mainline	$ 1,122,112	$ 997,703
Frontier JetExpress	537	744
Lynx Aviation	29,905	–
Consolidated	$ 1,152,554	$ 998,447

12.	Subsequent Event

In July 2007, Lynx Aviation borrowed $15,837,000 for the purchase of one Bombardier Q400 aircraft.  The aircraft loan is a variable rate interest only loan with a maturity date of September 30, 2007.  Once an operating certificate is granted to Lynx, the Company has secured long-term financing for this aircraft.   A security interest in the aircraft secures the loan and it is guaranteed by both Frontier and Frontier Holdings.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project,” “believe” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include, but are not limited to:  the timing of, and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport (“DIA”) to accommodate the expansion of our operations; the inability to successfully lease or build a new maintenance hanger prior to a potential lease termination of our primary maintenance hanger located at DIA that is currently on a month-to-month sublease with Continental Airlines; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and other natural forces and their impact on air transportation and oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of airlines competing in our primary markets, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexican markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel price; inherent risks of entering into new business strategies, such as the start-up of a new subsidiary using a different type of aircraft and in different markets and a new regional jet partner, and various risk factors to our business discussed elsewhere in this report.  Forward-looking statements include the statements in “Outlook” below.   Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. Additional information regarding these and other factors may be contained in our SEC filings, including without limitation, our Form 10-K for the year ended March 31, 2007.   These risks and factors are not exclusive, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Our Business

Now in our 14th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  In this report, references to “us,” “we,” or the “company” refer to the consolidated results of Frontier Holdings unless the context requires otherwise.  We are the second largest jet service carrier at DIA based on departures and in January 2007, we became a major carrier as designated by the DOT.  As of July 21, 2007, we, in conjunction with our Frontier JetExpress brand operated by Horizon and Republic (“Frontier JetExpress”), operate routes linking our Denver hub to 49 U.S. cities spanning the nation from coast to coast, seven cities in Mexico and two cities in Canada.  We also provide service to Mexico from 11 non-hub cities.

We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets.  We have since expanded our fleet in service to 60 jets as of July 21, 2007 (38 of which we lease and 22 of which we own), consisting of 49 Airbus A319s and 11 Airbus A318s.  In April 2005, we

completed our plan to replace our Boeing aircraft with new purchased and leased Airbus jet aircraft.  During the quarters ended June 30, 2007 and 2006, we increased year-over-year mainline capacity by 14.2% and 18.9%, respectively, and we increased year-over-year mainline passenger traffic by 13.4% and 24.2%, respectively. We intend to continue our growth strategy and to expand to new markets and add frequency to existing markets that we believe are underserved, but at a lower growth rate than in the past two years.

On January 11, 2007, we signed an agreement with Republic Airlines Inc. (“Republic”) under which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand.  The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008.  The service began on March 4, 2007 and replaces the CRJ 700 aircraft operated by Horizon Air Industries, Inc. (“Horizon”), which will expire on return of the last aircraft in December 2007.  We control the routing, scheduling and ticketing of this service.  We compensate Republic for its services based on its operating expenses plus a margin on certain of its expenses.  The agreement provides for financial incentives and penalties based on the performance of Republic.

In September 2006, we formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”). Lynx Aviation has assumed a purchase agreement between Frontier Holdings and Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the process of obtaining FAA authorization to provide scheduled air transportation service.  Lynx Aviation submitted its application to the Department of Transportation, (“DOT”) in January 2007, and received conditional DOT approval and is currently in the process of securing the appropriate Federal Aviation Administration (“FAA”) approval.  Lynx Aviation expects it will receive its authorizations during the end of our second fiscal quarter and commence revenue service operations in October 2007 with ten aircraft in service by the end of December 2008.

Following is a list of routes that we have started serving or have announced our intention to serve from April 1, 2007 through July 21, 2007:

Destination	Commencement Date	Operated By

DIA to Louisville, Kentucky	April 1, 2007	Frontier JetExpress
DIA to Vancouver, British Colombia, Canada	May 5, 2007	Frontier Mainline service
DIA to Memphis, Tennessee	May 12, 2007	Frontier Mainline service
DIA to Jacksonville, Florida	June 15, 2007	Frontier Mainline service
DIA to Baton Rouge, Louisiana	August 15, 2007	Frontier JetExpress
DIA to Wichita, Kansas	October 1, 2007	Lynx Aviation**
DIA to Sioux City, Iowa	October 1, 2007	Lynx Aviation**
DIA to Rapid City, South Dakota	October 5, 2007	Lynx Aviation**
DIA to Palm Beach International Airport (PBI)	November 15, 2007	Frontier Mainline service
DIA to San Jose, Costa Rica	November 30, 2007	Frontier Mainline service

Memphis to Las Vegas, Nevada	May 12, 2007	Frontier Mainline service
Memphis to Orlando, Florida	May 12, 2007	Frontier Mainline service
Dallas/Fort Worth, Texas to Mazatlan, Mexico	June 7, 2007	Frontier Mainline service

**  Lynx Aviation service is contingent on FAA approval

We began service between San Francisco, California and Los Angeles, California with five daily frequencies on June 29, 2006 and service between San Francisco, California and Las Vegas, Nevada on December 14, 2006 with one daily frequency and we terminated these scheduled routes effective July 10, 2007.  In July 2007, we announced that we will no longer provide service to Reno, Nevada effective September 5, 2007.

We have applied for DOT approval to start seasonal once-a-week flights from San Diego to Mazatlan, Mexico, with Airbus A319 planes from December 15 to July 5 annually.   We also have applied for permission to start seasonal service from San Jose, California to Puerto Vallarta, Mexico and flights from Sacramento, California to Puerto Vallarta Mexico. These routes are to be flown under the Frontier JetExpress brand, operated by Republic, starting December 15, 2007. We have received DOT approval to start service from Milwaukee, Wisconsin to Cancun, Mexico and Albuquerque, New Mexico to Puerto Vallarta, Mexico.

As of July 21, 2007, Frontier JetExpress provided service to Billings, Montana; El Paso, Texas; Little Rock, Arkansas; Louisville, Kentucky; Oklahoma City, Oklahoma; Tulsa, Oklahoma, and Calgary, Alberta, Canada and supplements our mainline service to Albuquerque, New Mexico; Boise, Idaho; Dayton, Ohio; Omaha, Nebraska; Spokane, Washington; and Tucson, Arizona.

We currently lease 22 gates on Concourse A at DIA on a preferential basis.  We use these 22 gates and share use of up to seven common use regional jet parking positions to operate approximately 308 daily mainline flight departures and arrivals and 64 Frontier JetExpress daily system flight departures and arrivals.  To support future growth, we took steps necessary in June 2007 to obtain preferential lease rights for two additional gates at DIA on Concourse C starting in September 2007.  Final approval of our preferential rights rest with the City and County of Denver.

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

Overview

We intend to continue our focused growth strategy while keeping our operating costs low.  One of the key elements to keeping our costs low was the completion of the mainline fleet transition from a Boeing fleet to an all Airbus fleet in April 2005.  This strategy produces cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We also keep our operating costs low by operating only two types of Airbus aircraft with a single class of service in our mainline fleet.  Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage.

 As of July 21, 2007, we had remaining firm purchase commitments for ten Airbus 320 aircraft from Airbus and nine Q400 aircraft from Bombardier. We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are underserved.

The airline industry continues to operate in an intensely competitive market.  We expect competition will remain intense, as over-capacity in the industry continues to exist. Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive.  Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions.  Additionally, the intense competition has created financial hardship for some of our competitors that have been forced to reduce capacity or have been forced into bankruptcy.

Highlights from the Quarter

•	We took delivery of three new Airbus A318 aircraft, two of which started revenue service during the first quarter.

•
We announced a plan to replace the seats in our Airbus fleet with lighter leather seats. The transition will begin in July and will continue over a period of 15 to 18 months to complete the retrofit of the entire Airbus fleet.  We will be adding four additional seats to both types of Airbus aircraft starting in our third fiscal quarter. The newly configured A318 will have 118 seats and the new A319 will have 136 seats.

•	We received DOT authority to provide service between Denver and San Jose, Costa Rica. Costa Rica will be the fourth country we serve.

•	Our EarlyReturns Frequent Flyer program was named the “Program of the Year” at the InsideFlyer Magazine's Freddie Awards. EarlyReturns also won “Best Award” and placed in six other award catagories.

Quarter in Review

During the quarter ended June 30, 2007, we had a consolidated net loss of $3,483,000 as compared to net income of $3,957,000 during the same period last year.  Our average fuel cost per gallon, including hedging activities, was $2.27 during the quarter ended June 30, 2007, compared to $2.28 during the quarter ended June 30, 2006, a decrease of 0.4%.   The average cost of fuel for the quarter ended June 30, 2007 includes a non-cash mark to market derivative loss of $3,743,000 or 8.1¢ per gallon.  The average cost of fuel for the quarter ended June 30, 2006 includes a non-cash mark to market derivative loss of $185,000 or 0.5¢ per gallon.  Our net loss for the quarter ended June 30, 2007 also includes $2,228,000 of start-up costs for Lynx Aviation.

Frontier Airlines Holdings, Inc. (“Frontier Holdings”) includes our mainline operations which, as of June 30, 2007, consisted of 59 Airbus aircraft; our Frontier JetExpress Brand operated by Horizon and Republic using seven CRJ 700 aircraft and four Embraer ERJ-170 aircraft (“Regional Partners”); and Lynx Aviation, which is in its start-up phase of operations. We anticipate that Lynx Aviation will begin revenue service in October 2007.  Lynx Aviation and Jet Express services are separate and apart from our mainline operations.

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations are as follows (in thousands):

	Mainline	Regional Partners	Lynx Aviation	Consolidated
	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007
Revenues:
Passenger - mainline	$ 303,680	$ –	$ –	$ 303,680
Passenger - regional partner	–	28,822	–	28,822
Cargo	1,510	–	–	1,510
Other	10,758	–	–	10,758
Total revenues	315,948	28,822	–	344,770

Operating expenses:
Flight operations	45,226	–	1,097	46,323
Aircraft fuel	104,713	–	–	104,713
Aircraft lease	28,330	–	–	28,330
Aircraft and traffic servicing	44,591	–	47	44,638
Maintenance	24,370	–	428	24,798
Promotion and sales	34,296	–	1	34,297
General and administrative	14,733	–	599	15,332
Operating expenses - regional partner	–	34,357	–	34,357
Gains on sales of assets, net	(22)	–	–	(22)
Depreciation	10,345	–	56	10,401
Total operating expenses	306,582	34,357	2,228	343,167
Operating income (loss)	$ 9,366	$ (5,535)	$ (2,228)	$ 1,603

Our mainline passenger yield per revenue passenger mile (“RPM”) was 11.64¢ and 11.69¢ for the quarters ended June 30, 2007 and 2006, respectively, a decrease of 0.4%.  Our mainline average fare was $101.43 for the quarter ended June 30, 2007 as compared to $102.22 for the quarter ended June 30, 2006, a decrease of 0.8%.  Our length of haul was 952 and 950 miles for the quarters ended June 30, 2007 and 2006, respectively, an increase of 0.2%.  Our mainline load factor was 81.3% for the quarter ended June 30, 2007 as compared to 81.9% for the quarter ended June 30, 2006, a decrease of 0.6 points.  Our mainline passenger RASM for the quarter ended June 30, 2007 and 2006 was 9.46¢ and 9.57¢, respectively, a decrease of 1.1%.

We have relatively low operating expenses excluding fuel because we operate only two similar types of aircraft in a single class of service with high utilization rates.  Our mainline CASM for the quarters ended June 30, 2007 and 2006 was 9.62¢ and 9.49¢, respectively, an increase of 1.4%.  Our mainline CASM excluding fuel for the quarter ended June 30, 2007 was 6.33¢ compared to 6.25¢ for the comparable period last year, an increase of 1.3%.

An airline's mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  For the quarter ended June 30, 2007, our mainline break-even load factor was 80.1% compared to our achieved passenger load factor of 81.3%.  Our mainline break-even load factor for the quarter ended June 30, 2006 was 78.8% compared to our achieved passenger load factor of 81.9%.  Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM excluding Lynx Aviation to 9.62¢ during the period ended June 30, 2007 from 9.49¢ during the period ended June 30, 2006, or 1.4%, and a decrease in our mainline RASM of 1.1%.

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

Results of Operations

We had a consolidated net loss of $3,483,000 or 10¢ per diluted share for the quarter ended June 30, 2007, as compared to net income of $3,957,000 or 10¢ per diluted share for the quarter ended June 30, 2006.   Included in our net loss for the quarter ended June 30, 2007 was a non-cash mark to market derivative loss which increased fuel expense by $3,743,000.  This item increased our net loss by 11¢ per share for the quarter ended June 30, 2007.  Included in our net loss for the quarter ended June 30, 2006 was a non-cash mark to market derivative loss which increased fuel expense by $185,000.  This item did not impact diluted earnings per share for the quarter ended June 30, 2006.

The following table provides certain of our financial and operating data for the year ended March 31, 2007 and the quarters ended June 30, 2007 and 2006.  Mainline and combined data excludes the results of Lynx Aviation (we anticipate Lynx Aviation to start revenue service in October 2007).

Year Ended March 31,	Three Months Ended June 30,	June 30, 2006 to June 30, 2007
	2007	2007	2006	% Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$ 1,037,302	$ 303,680	$ 268,365	13.2%
Revenue passengers carried (000s)	9,140	2,722	2,404	13.2%
Revenue passenger miles (RPMs) (000s) (2)	8,532,577	2,590,906	2,284,552	13.4%
Available seat miles (ASMs) (000s) (3)	11,310,070	3,186,062	2,789,113	14.2%
Passenger load factor (4)	75.4%	81.3%	81.9%	(0.6 pts)
Break-even load factor (5)	76.0%	80.1%	78.8%	1.3 pts.
Block hours (6)	234,965	66,218	57,018	16.1%
Departures	97,554	26,833	23,490	14.2%
Average seats per departure	129.6	129.1	129.5	(0.3%)
Average stage length	895	920	917	0.3%
Average length of haul	934	952	950	0.2%
Average daily block hour utilization (7)	11.9	12.5	12.2	2.5%
Passenger yield per RPM (cents) (8)	12.05	11.64	11.69	(0.4%)
Total yield per RPM (cents) (9), (10)	12.62	12.19	12.15	0.3%
Passenger yield per ASM (RASM) (cents) (11)	9.09	9.46	9.57	(1.1%)
Total yield per ASM (cents) (12)	9.52	9.92	9.95	(0.3%)

Cost per ASM (cents) (CASM)	9.46	9.62	9.49	1.4%
Fuel expense per ASM (cents)	3.03	3.29	3.24	1.5%
Cost per ASM excluding fuel (cents) (13)	6.43	6.33	6.25	1.3%
Average fare (14)	$ 102.59	$ 101.43	$ 102.22	(0.8%)
Average aircraft in service	54.1	58.4	51.3	13.8%
Aircraft in service at end of period	57	59	53	11.3%
Average age of aircraft at end of period	3.2	3.3	2.7	22.2%
Average fuel cost per gallon (15)	$ 2.12	$ 2.27	$ 2.28	(0.4%)
Fuel gallons consumed (000's)	161,616	46,075	39,722	16.0%

Selected Operating Data - Regional Partners:
Passenger revenue (000s) (1)	$ 94,164	$ 28,822	$ 27,329	5.5%
Revenue passengers carried (000s)	899	290	264	9.8%
Revenue passenger miles (RPMs) (000s) (2)	576,431	177,934	170,450	4.4%
Available seat miles (ASMs) (000s) (3)	799,914	243,744	214,881	13.4%
Passenger load factor (4)	72.1%	73.0%	79.3%	(6.3 pts.)
Passenger yield per RPM (cents) (8)	16.34	16.20	16.03	1.1%
Passenger yield per ASM (RASM) (cents) (11)	11.77	11.82	12.72	(7.1%)
Cost per ASM (cents)	13.55	14.10	13.72	2.8%
Average fare	$ 104.72	$ 99.32	$ 103.49	(4.0%)
Aircraft in service at end of period	9	11	9	22.2%

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2006 to June 30, 2007
	2007	2007	2006	% Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$ 1,131,466	$ 332,502	$ 295,694	12.4%
Revenue passengers carried (000s)	10,039	3,012	2,668	12.9%
Revenue passenger miles (RPMs) (000s) (2)	9,109,008	2,768,840	2,455,002	12.8%
Available seat miles (ASMs) (000s) (3)	12,109,984	3,429,806	3,003,994	14.2%
Passenger load factor (4)	75.20%	80.7%	81.7%	(1.0 pts.)
Passenger yield per RPM (cents) (8)	12.32	11.93	11.99	(0.5%)
Total yield per RPM (cents) (9), (10)	12.85	12.45	12.42	0.2%
Passenger yield per ASM (cents) (11)	9.27	9.63	9.80	(1.7%)
Total yield per ASM (cents) (12)	9.67	10.05	10.15	(1.0%)
Cost per ASM (cents)	9.76	10.00	9.79	2.1%

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

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

Year Ended March 31,	Three Months Ended June 30,
	2007	2007	2006
	(In thousands)
Net (income) loss	$ 20,370	$ 3,483	$ (3,957)
Income tax (expense) benefit	4,626	–	(3,891)

Passenger revenue	1,037,302	303,680	268,365
Regional partner expense	(108,355)	(34,357)	(29,483)
Regional partner revenue	94,164	28,822	27,329
Lynx Aviation start-up expenses	(3,139)	(2,228)	–
Charter revenue	(8,861)	(2,195)	(1,389)
Passenger revenue mainline (excluding charter) required to break-even	$ 1,036,107	$ 297,205	$ 256,974

Year Ended March 31,	Three Months Ended June 30,
2007	2007	2006

Calculation of mainline break-even load factor :

Passenger revenue - mainline (excluding charter)
required to break-even ($000s)	$ 1,036,107	$ 297,205	$ 256,974
Mainline yield per RPM (cents)	12.05	11.64	11.69

Mainline RPMs (000s) required to break-even
assuming constant yield per RPM	8,598,398	2,553,308	2,198,238
Mainline ASMs (000's)	11,310,070	3,186,062	2,789,113
Mainline break-even load factor	76.0%	80.1%	78.8%

(6)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.
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
(9)
For purposes of these yield calculations, charter revenue is excluded from passenger revenue.  These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission.  We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs.  Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue.  Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP.  The reconciliation of passenger revenue excluding charter revenue is as follows:

	Year Ended March 31,	Three Months Ended June 30,
	2007	2007	2006

Passenger revenue – mainline, as reported	$ 1,037,302	$303,680	$ 268,365
Less: charter revenue	8,861	2,195	1,389
Passenger revenues - mainline excluding charter	1,028,441	301,485	266,976
Add: Passenger revenues - regional partner	94,164	28,822	27,329
Passenger revenues, system combined	$1,122,605	$330,307	$294,305

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(11)	“Yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
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

(14)
“Mainline average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenuerecognized for unused tickets that are greater than one year from issuance date.

(15)
“Average fuel cost per gallon” includes a non-cash mark to market derivative gain of $12,753,000, for the year ended March 31, 2007, and non-cash mark to market derivative losses of $3,743,000 and $185,000 for the quarters ended June 30, 2007 and 2006, respectively.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the year ended March 31, 2007 and the quarters ended June 30, 2007 and 2006.  Regional Partners and Lynx Aviation revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

Year Ended March 31,	Quarters Ended June 30,
2007	2007	2006

		% Of		% Of		% Of
	Cost Per	Total	Cost Per	Total	Cost Per	Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	9.17	96.3%	9.53	96.1%	9.62	96.7%
Cargo	0.06	0.7%	0.05	0.5%	0.06	0.6%
Other	0.29	3.0%	0.34	3.4%	0.27	2.7%
Total revenues	9.52	100.0%	9.92	100.0%	9.95	100.0%

Operating expenses:
Flight operations	1.43	15.0%	1.42	14.3%	1.43	14.3%
Aircraft fuel expense	3.03	31.9%	3.29	33.1%	3.24	32.6%
Aircraft lease expense	0.96	10.1%	0.89	9.0%	0.93	9.3%
Aircraft and traffic servicing	1.47	15.5%	1.40	14.1%	1.36	13.7%
Maintenance	0.78	8.2%	0.76	7.7%	0.74	7.4%
Promotion and sales	1.02	10.7%	1.08	10.8%	1.05	10.6%
General and administrative	0.50	5.2%	0.46	4.7%	0.47	4.8%
Gains on sales of assets, net	(0.01)	(0.1)%	–	–	–	–
Depreciation	0.31	3.2%	0.32	3.3%	0.27	2.7%
Total operating expenses	9.49	99.7%	9.62	97.0%	9.49	95.4%

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

Passenger Revenues - Mainline.  Mainline passenger revenues totaled $303,680,000 for the quarter ended June 30, 2007 compared to $268,365,000 for the quarter ended June 30, 2006, an increase of 13.2%.  Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenues from ticket sales generated 90.9% of our mainline passenger revenues and increased $30,439,000 or 12.4% over the prior year.  The increase in ticket sales resulted from a 14.2% increase in ASM’s, or $34,968,000, offset by a decrease of 0.6 points in load factor, or $2,020,000, and 0.9% decrease in our yields from ticket sales, or $2,509,000.   The percentage of revenues generated from other sources and the percentage of mainline passenger revenues are as follows: administrative fees were 2.6%; revenue recognized for tickets that were not used within one year from issuance were 3.1%; charter revenues were 0.7% and earnings from our co-branded credit card were 2.0%.  These sources of revenue increased mainline passenger revenue by $4,876,000 as compared to the quarter ended June 30, 2006, or 21.5%, due to our 13.2% increase in passengers and the increased usage of our co-branded credit card.

Other Revenues.  Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $10,758,000 and $7,496,000 or 3.4% and 2.7% of total operating revenues excluding regional partner revenue for the quarters ended June 30, 2007 and 2006, respectively, an increase of 43.5%.  The increase in other revenues was primarily due to the increase in the revenues earned from the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

Total mainline operating expenses were $306,582,000 and $264,644,000 for the quarters ended June 30, 2007 and 2006, respectively, and represented 97.0% and 95.4% of total mainline revenues, respectively.  Mainline operating expenses increased as a percentage of mainline revenues during the quarter ended June 30, 2007 largely a result of a 1.4% increase in our mainline CASM and a 1.1% decrease in RASM.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits increased 14.4% to $67,415,000 compared to $58,908,000, and were 21.3% and 21.2% of total mainline revenues for the quarters ended June 30, 2007 and 2006, respectively.  Salaries, wages and benefits increased over the prior comparable periods largely as a result of an increase in the number of full-time equivalent employees to support our continued capacity growth. Our full-time equivalent employee count increased 11.8% from approximately 4,368 at June 30, 2006 to 4,885 at June 30, 2007, which is less than the 14.2% increase in mainline ASMs.

Flight Operations.  Flight operations expenses increased 13.5% to $45,226,000 as compared to $39,836,000, and were 14.3% of total mainline revenue for both of the quarters ended June 30, 2007 and 2006, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 57,018 for the quarter ended June 30, 2006 to 66,218 for the quarter ended June 30, 2007, an increase of 16.1%.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 16.0% to $26,380,000 compared to $22,733,000, and were 8.7% and 8.3% of passenger mainline revenues for the quarters ended June 30, 2007 and 2006, respectively.  We employed approximately 1,652 pilots and flight attendants at June 30, 2007 as compared to 1,558 at June 30, 2006, an increase of 6.0%.  We increased the number of pilots and flight attendants over the prior year to support the 16.1% increase in block hours, the 13.8% increase in the average aircraft in service and the 2.0% increase in our average daily block hour utilization.

Aircraft insurance expenses totaled $2,137,000 (0.7% of total mainline revenues) and $2,712,000 (1.0% of total mainline revenues) for the quarters ended June 30, 2007 and 2006, respectively.  Aircraft insurance expenses were 79¢ and $1.13 per passenger for the quarters ended June 30, 2007 and 2006, respectively.  Our aircraft hull and liability coverage renewed on January 1, 2006 to December 31, 2006 at rates that were reduced by 9.9%.  Our rates were further reduced by 33.4% for the policy that covers January 1, 2007 to December 31, 2007.  In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.  The current government war risk policy is in effect until August 31, 2007.  We do not know whether the government will extend the coverage beyond August 31, 2007 and if it does how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft Fuel Expense. Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expenses of $104,713,000 for 46,075,000 gallons used and $90,415,000 for 39,722,000 gallons used and resulted in an average fuel cost of $2.27 and $2.28 per gallon for the quarters ended June 30, 2007 and 2006, respectively, a decrease of 0.4%.  Aircraft fuel expenses, excluding non-cash mark to market derivative losses, were $2.19 and $2.27 per gallon for the quarters ended June 30, 2007 and 2006, respectively.  Aircraft fuel expenses represented 33.1% and 32.6% of total mainline revenues for the quarters ended June 30, 2007 and 2006, respectively.  Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.  Fuel consumption for the quarters ended June 30, 2007 and 2006 averaged 696 and 697 gallons per block hour, respectively, a decrease of 0.1%.

Our aircraft fuel expenses for the quarter ended June 30, 2007 include a non-cash mark to market derivative loss of $3,743,000 recorded as an increase to fuel expense and cash settlements of $4,337,000 received from a counter-party recorded as a decrease in fuel expense. Our aircraft fuel expenses for the quarter ended June 30, 2006 include a non-cash mark to market derivative loss of $185,000 recorded as an increase to fuel expenses and cash settlements of $1,551,000 received from a counter-party recorded as a decrease in fuel expenses.

Aircraft and Engine Lease Expenses. Aircraft and engine lease expenses totaled $28,330,000 (9.0% of total mainline revenue) and $25,882,000 (9.3% of total mainline revenue) for the quarters ended June 30, 2007 and 2006, respectively, or an increase of 9.5%.  The increase in lease expense is due to an increase in the average number of leased aircraft from 35.4 to 38.0, or 7.3%, and increases in lease rates for our spare engines and four of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $44,591,000 and $37,988,000, an increase of 17.4%, for the quarters ended June 30, 2007 and 2006, respectively, and represented 14.1% and 13.7% of total mainline revenues.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.  During the quarter ended June 30, 2007, our mainline departures increased to 26,833 from 23,490 for the quarter ended June 30, 2006, or an increase of 14.2%.  Aircraft and traffic servicing expenses were $1,662 per departure for the quarter ended June 30, 2007 as compared to $1,617 per departure for the quarter ended June 30, 2006, or an increase of 2.8%.  This increase was primarily due to rent increases for the additional six gates at DIA.

Maintenance.  Maintenance expenses of $24,370,000 and $20,596,000 were 7.7% and 7.4% of total revenues for the quarters ended June 30, 2007 and 2006, respectively, and increased by 18.3% in the current period as compared to the quarter ended June 30, 2006.   Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Maintenance cost per block hour was $368 and $361 for the quarters ended June 30, 2007 and 2006, respectively, an increase of 1.9%.  During the quarter ended June 30, 2007, we had one major unscheduled engine maintenance event which was not covered by our maintenance agreements which increased expenses by approximately $750,000.  We will incur further expenses in our fiscal second quarter of 2008 of the same magnitude for another major unscheduled maintenance event.

Promotion and Sales.  Promotion and sales expenses totaled $34,296,000 and $29,422,000 and were 10.8% and 10.6% of total mainline revenue for the quarters ended June 30, 2007 and 2006, respectively, and increased by 16.6% in the current period as compared to the quarter ended June 30, 2006.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the quarter ended June 30, 2007, promotion and sales expenses per mainline passenger increased to $12.60 from $12.24 for the quarter ended June 30, 2006.

Promotion and sales expenses increased primarily due to an increase in travel agency commissions paid per passenger due to a higher percentage of connecting traffic booked on external websites that cost more per booking than a local booking.

General and Administrative.  General and administrative expenses for the quarters ended June 30, 2007 and 2006 totaled $14,733,000 and $13,294,000, respectively, and were 4.7% and 4.8% of total mainline revenues, respectively, an increase of 10.8%.  General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses increased primarily due to increases in consulting related fees.

Depreciation.  Depreciation expenses of $10,345,000 and $7,532,000 and were approximately 3.3% and 2.7% of total mainline revenues for the quarters ended June 30, 2007 and 2006, respectively, an increase of 37.3%.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service to 20.4 during the quarter ended June 30, 2007 compared to 16.0 purchased aircraft in service for the quarter ended June 30, 2006, an increase of 27.5%. The increase in depreciation expense is also due to accelerated depreciation on our Airbus aircraft seats, which we are replacing over the next two fiscal years, and to investments in rotable aircraft components, aircraft improvements and ground equipment to support our capacity growth.

Nonoperating Income (Expense).  Net nonoperating expense totaled and $5,086,000 and $2,833,000 for the quarters ended June 30, 2007 and 2006, respectively.   These are comprised primarily of interest income and expense.

Interest income was $3,547,000 during the quarter ended June 30, 2007 as compared to $3,954,000, a decrease of 10.3% from the prior comparable period.  The decrease in interest income was a result of a decrease in our cash position year over year which was partially offset by an increase in short-term interest rates earned on investments.

Interest expense increased to $8,467,000 for the quarter ended June 30, 2007 from $6,832,000 for the quarter ended June 30, 2006, an increase of 23.9%.  Debt related to aircraft increased from $330,003,000 as of June 30, 2006 to $449,261,000 as of June 30, 2007 with an increase in the average weighted interest rate from 6.99% to 7.20% as of June 30, 2006 and 2007, respectively.

Income Tax Benefit. There was no provision for income taxes for the quarter ended June 30, 2007 due to accumulated losses for which valuation allowances have been recorded. We will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.  During the quarter ended June 30, 2006, we recorded an income tax benefit of $3,891,000 at a 49.6% rate.

Regional Partners

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

Passenger Revenues – Regional Partners.  Regional partner revenues, consisting of revenues from Frontier JetExpress operated by Horizon and Republic, totaled $28,822,000 for the quarter ended June 30, 2007 and $27,329,000 for the quarter ended June 30, 2006, a 5.5% increase.  The increase in revenue is due to a 9.8% increase in passengers offset by a decrease in the average fare to $99.32 from $103.49, a decrease of 4.0%.  The decrease in the average fare was largely a result the use of our Frontier JetExpress aircraft for the San Francisco/Los Angeles shuttle service during the period.  The Company discontinued this service in July 2007.

Regional Partners Expense.  Regional partner expense for the quarter ended June 30, 2007 and 2006 totaled $34,357,000 and $29,483,000, respectively, and was 119.2% and 107.9% of total regional partner revenues, respectively, an increase of 16.5%.  Regional partner expenses include all direct costs associated with Frontier JetExpress operated by Horizon and Republic.  The increase in regional partner expenses as compared to revenues was primarily related to the transition of our regional jet service from Horizon to Republic where both airlines operated with a sub-optimal number of aircraft during the quarter.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel.  We depend on lease or mortgage-style financing to acquire all of our aircraft, including ten additional Airbus aircraft that as of June 30, 2007 are scheduled for delivery through August 2010 and ten Bombardier aircraft scheduled for delivery through December 2007.

We had cash and cash equivalents of $215,431,000 and $202,981,000 at June 30, 2007 and March 31, 2007, respectively.  At June 30, 2007, total current assets were $375,865,000 as compared to $408,760,000 of total current liabilities, resulting in negative working capital of $32,895,000.  At March 31, 2007, total current assets were $340,405,000 as compared to $359,326,000 of total current liabilities, resulting in negative working capital of $18,921,000.

Operating activities.  Cash provided by operating activities for the three months ended June 30, 2007 was $38,541,000 as compared to $20,999,000 for the three months ended June 30, 2006. The increase in operating cash flows was primarily due to the increase in our cash generated from working capital.

Investing Activities.  Cash provided by investing activities for the quarter ended June 30, 2007 was $88,252,000.  Capital expenditures were $101,078,000 for the quarter ended June 30, 2007 which included the purchase of three Airbus A318 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Purchase deposits applied to the purchase of three Airbus A318 aircraft and LiveTV equipment aircraft totaled $23,095,000.  Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $10,518,000.

Cash used in investing activities for the quarter ended June 30, 2006 was $10,822,000.  Capital expenditures were $44,851,000 for the quarter ended June 30, 2006 which included the purchase and subsequent leaseback of one Airbus A319 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment.  Purchase deposits applied to the purchase of an Airbus A319 aircraft and LiveTV equipment totaled $8,862,000.  We received $36,493,000 primarily from the sale of the Airbus A319 aircraft and retired Boeing assets held for sale. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $11,326,000.

Financing Activities.  Cash received from financing activities for the quarter ended June 30, 2007 was $62,162,000.  During the quarter ended June 30, 2007, we borrowed $69,665,000 for the purchase of three Airbus A318 aircraft offset by payments of $7,160,000 for principal payments on our 22 owned aircraft and we also paid $375,000 in financing fees.

Cash used by financing activities for the quarter ended June 30, 2006 was $6,551,000.  During the quarter ended June 30, 2006, we paid $5,753,000 of principal payments on our 16 owned aircraft.

Other Items that Impact our Liquidity

We continue to assess our liquidity position in light of our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry.  In September 2005, we filed a shelf registration statement with the SEC, which will enable us to periodically sell up to $250,000,000 in equity and debt.  In December 2005, in the first offering under this shelf registration statement, we issued $92,000,000 of 5% convertible notes due 2025.  We intend to continue to examine domestic or foreign bank aircraft financing, bank lines of credit, aircraft sale-leasebacks, and other transactions as necessary to support our capital and operating needs.  For further information on our financing plans, activities and commitments, see “Contractual Obligations” and “Commercial Commitments and Off Balance Sheet Arrangements” below.

The purchase rights for 17 Airbus aircraft expired on July 1, 2007.  We have ten purchase options with Bombardier in which our last option for our Bombardier aircraft expires on December 1, 2007, subject to additional extension rights.  We have temporarily deferred the first five of our Bombardier Q400 aircraft and purchase options.  We have obtained financing for all of our planned Airbus aircraft deliveries up to our February 2008 delivery and all ten Bombardier aircraft for which we have firm purchase commitments and expect to have adequate liquidity to cover our contractual obligations.  However, long-term financing commitments we have secured on the Bombardier aircraft are contingent on obtaining an operating certificate from the FAA and all Bombardier aircraft financing will be with Lynx Aviation with Frontier Holdings and Frontier as guarantors.  However, we cannot predict future trends or predict whether current trends and conditions will continue.  Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended March 31, 2007.

We currently sublease a substantial part of a maintenance hangar located at DIA from Continental Airlines. We use this facility to perform our heavy maintenance and some of our line maintenance. The sublease expired in February 2007, and we are currently on a month-to-month lease. We are actively exploring options for a replacement maintenance facility, which may be located at DIA or another location. The inability to locate an existing facility at similar lease rates may cause us to increase our overall maintenance costs or we may be required to build or lease a new maintenance facility. To the extent a facility is located at an airport other than DIA, we may incur relocation expenses and higher than normal staff attrition.  We may also be forced to contract for third party maintenance services during a transition period, which would increase our overall maintenance costs.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2007:

		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt - principal (1)	$ 541,261	$ 30,409	$ 66,389	$ 90,708	$ 353,755
Long-term debt - interest (1)	272,816	35,704	64,323	53,134	119,655
Operating leases (2)	1,658,992	170,532	365,802	335,915	786,743
Unconditional purchase obligations (3) (4) (5)	632,785	278,431	319,087	35,267	–
Total contractual cash obligations	$ 3,105,854	$ 515,076	$ 815,601	$ 515,024	$ 1,260,153

(1)
At June 30, 2007, we had 22 loan agreements for 13 Airbus A319 aircraft and nine Airbus A318 aircraft.  Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears.  These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.  The remaining 20 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually.  At June 30, 2007, interest rates for these loans ranged from 6.63% to 8.02%.  Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $9,312,000 at the end of the term.  All of the loans are secured by the aircraft.  Actual interest payments will change based on changes in LIBOR.  In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft.  This loan has a seven-year term with quarterly installments of approximately $250,000.  The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 9.13% at June 30, 2007.

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

(2)  As of June 30, 2007, we have leased 36 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2013 to 2019.  Under all of our leases, we have made cash security deposits, which totaled $18,205,000 at June 30, 2007.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft.  These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the quarters ended June 30, 2007 and 2006 additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $6,493,000, and $6,640,000, respectively, and are included in maintenance expense in the statement of operations.

On January 11, 2007, we signed an agreement with Republic, under which Republic will operate up to 17 Embraer 170 aircraft each with capacity of up to 76-seats under our Frontier JetExpress brand.  The contract period is for an 11-year period starting on the date the last aircraft is placed in service, which is scheduled for December 2008.  The service began on March 4, 2007 and replaced our agreement with Horizon.  In the contractual obligations table above, fixed costs associated with the Republic and Horizon agreements are reflected through their respective stated contract periods.

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

(3)  As of June 30, 2007, we have remaining firm purchase commitments for ten additional aircraft from Airbus that have scheduled delivery dates beginning in February 2008 and continuing through August 2010 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009.  We also have ten remaining firm purchase commitments from Bombardier that have scheduled delivery dates all in fiscal year 2008.  Included in the purchase commitments are the remaining amounts due Airbus and Bombardier and amounts for spare aircraft components to support the additional aircraft.  We are not under any contractual obligations with respect to spare parts.

We have secured financing commitments totaling approximately $156,000,000 for commitments for our scheduled ten Bombardier aircraft.  To complete the purchase of the remaining ten Airbus aircraft scheduled for delivery starting in February 2008, we must secure additional aircraft financing totaling approximately $320,000,000 assuming bank financing was used for these remaining ten aircraft.  The terms of the purchase agreement do not allow for cancellations of any of the purchase commitments.  Financing for the ten Bombardier aircraft is subject to Lynx obtaining its operating certificate.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturer totaling $16,203,000 for these aircraft for which we have not yet secured financing.  We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturer would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of June 30, 2007, we had made pre-delivery payments on future aircraft deliveries totaling $40,473,000 of which $16,203,000 relates to aircraft for which we have not yet secured financing and $24,270,000 relates to aircraft for which we have secured financing.

We also have agreements in principle with two separate lenders for the financing of two A320 aircraft that are planned for delivery in our fourth fiscal quarter.

(4) In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet.  We intend to install LiveTV in every new Airbus aircraft we place in service.  The table above includes amounts for the installation of DirecTV for the remaining 10 Airbus aircraft we currently expect to purchase, less deposits made of $299,000.

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

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  These generally approximate up to three months of rent and fees.  We also provide letters of credit for our workers’ compensation insurance.  As of June 30, 2007, we had outstanding letters of credit, bonds, and cash security deposits totaling $19,317,000, $2,014,000 and $20,258,000 respectively.

We also have an agreement with a financial institution where we can issue letters of credit of up to 60% of certain spare parts inventories less amounts borrowed under the credit facility.  As of June 30, 2007, we had $18,563,000 available under this facility. We have reduced the amount available for borrowings by letters of credit issued of $11,300,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving line of credit that permits us to issue letters of credit up to $3,500,000.  In June 2006, the revolving line of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000 and matures in June 2008.  As of June 30, 2007, we have utilized all amounts available for letters of credit under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions.  As of June 30, 2007, that amount totaled $55,203,000.  The amount is adjusted quarterly in arrears based on our air traffic liability associated with these estimated bankcard transactions.  As of September 1, 2007, we expect that our requirements will results in an increase of approximately $10,695,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, working capital ratio, and percentage of debt to debt plus equity.  As of June 30, 2007, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC.  If we failed the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended July 21, 2007, the bond coverage would be increased to $4,326,000 if we failed the tests.  If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements.  Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity.  If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price and a floor price.  When the hedged product’s index price is above the cap, we receive the difference between the index and the cap.  When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. These fuel hedges have been designated as trading instruments, as such realized and mark to market adjustments are included in aircraft fuel expense.  The results of operations for the quarter ended June 30, 2007 and 2006 include non-cash mark to market derivative losses of $3,743,000 and $185,000, respectively. Cash settlements for fuel derivatives contracts for the quarters ended June 30, 2007 and 2006 were receipts of $4,337,000 and $1,551,000, respectively.  We have entered into the following swap and collar agreements that cover periods during our fiscal year 2008:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
January 2007	Jet A	100,000	April 1, 2007 - June, 30,2007	Swap priced at $1.817 per gallon	26%

January 2007	Crude Oil	40,000	July 1, 2007-September 30, 2007	$64.70 per barrel cap, with a floor of $59.15	10%
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$65.90 per barrel cap, with a floor of $59.90	20%
January 2007	Crude Oil	80,000	April 1, 2007 - June, 30,2007	$59.30 per barrel cap, with a floor of $49.30	20%
January 2007	Crude Oil	80,000	July 1, 2007-September 30, 2007	$60.75 per barrel cap, with a floor of $50.45	20%
January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$62.00 per barrel cap, with a floor of $51.10	20%
January 2007	Crude Oil	80,000	January 1, 2008 - March 31, 2008	$62.60 per barrel cap, with a floor of $52.10	19%

*	Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil.
**	One barrel is equal to 42 gallons.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term.  For owned aircraft, this agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The costs under this agreement for our purchased aircraft for the quarters ended June 30, 2007 and 2006 were approximately $2,405,000 and $1,437,000, respectively.  Any unplanned maintenance expenses not otherwise covered by reserves are paid by us.  For our leased aircraft that are covered by the agreement, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements.  At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.  To the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of June 30, 2007, approximately $562,757,000  principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $23,777,000 principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Employees

In September 2006, the contract with our dispatchers, who are represented by the Transport Workers Union (TWU), became amendable.  We are currently in the process of re-negotiating this agreement, which affects approximately 16 employees.  On May 10, 2007, the TWU filed a request with the National Mediation Board (NMB) for mediation services.  The parties continue to bargain with the assistance of a federal mediator assigned to the case by the NMB.

In March 2006, our material specialists voted for union representation by the IBT affecting 22 employees.  A tentative agreement has been reached with the International Brotherhood of Teamsters and ratification is expected in August 2007.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, included in our annual report on Form 10-K for the year ended March 31, 2007.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel.  Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the quarter ended June 30, 2007.  Based on actual fuel usage for the quarter ended June 31, 2007, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense for the quarter ended June 31, 2007 by approximately $11,638,000, excluding the impact of our fuel hedging.  Comparatively, based on projected fiscal year 2008 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2008, by approximately $45,838,000, excluding the effects of our fuel hedging arrangements.

Our results of operations for the quarter ended June 30, 2007 include cash settlements on fuel derivative contracts of $4,337,000 recorded as a decrease to fuel expense and non-cash mark to market losses of $3,743,000 recorded as an increase in fuel expense with respect to fuel hedging agreements.  As of June 30, 2007, the fair value of the hedge agreements recorded on the balance sheet as an asset was $9,986,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft.  Interest expense on 76.8% of our debt is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $4,157,000 assuming the loans outstanding that are subject to interest rate adjustments at June 30, 2007 totaling $415,667,000 are outstanding for the entire period.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following chart provides information regarding Common Stock purchases by the Company during the period April 1, 2007 through June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that my yet to be purchased under the plans or program

April 1, 2007 through June 30, 2007	87,299	$ 5.99	87,299	–

Item 6:                                                             Exhibits

Exhibit
Numbers                                Description of Exhibits

Exhibit 2 – Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1
Agreement and Plan of Merger, dated as of January 31, 2006, by and among Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., and FA Sub, Inc. (Annex I to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 3 – Articles of Incorporation and Bylaws:

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

Exhibit 4 – Instruments defining the rights of security holders:

4.1             Specimen common stock certificate of Frontier Airlines Holdings, Inc.

4.2
Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 – Air Transportation Stabilization Board. Two Warrants, dated as of February 14, 2003, substantially identical in all material respects to this Exhibit, have been entered into with each of the Supplemental Guarantors granting each Supplemental Guarantor a warrant to purchase 191,697 shares under the same terms and conditions described in this Exhibit.  Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 25, 2003).

4.2(a)
Warrant Supplement to Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 – Air Transportation Stabilization Board.  Two Warrant Supplements dated March 17, 2006, substantially identical in all material respects to this Exhibit have been entered into with each of the Supplemental Guarantors.

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

Exhibits 31 and 32 – Certifications

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

         FRONTIER AIRLINES HOLDINGS, INC.

Date: July 27, 2007	By: /s/ Paul H. Tate
Paul H. Tate, Senior Vice President and
Chief Financial Officer

Date: July 27, 2007	By: /s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer