Form 10-Q
period 2007-09-30
Frontier Airlines Holdings, Inc.
filed 2007-10-29
CIK 1351548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the Company’s Common Stock outstanding as of October 25, 2007 was 36,641,744.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$181,103	$202,981
Restricted investments	72,044	42,844
Receivables, net of allowance for doubtful accounts of $670 and $632 at September 30, 2007 and March 31, 2007, respectively	54,563	50,691
Prepaid expenses and other assets	29,051	26,163
Inventories, net of allowance of $368 and $329 at September 30, 2007 and March 31, 2007, respectively	13,842	15,685
Assets held for sale	1,615	2,041
Total current assets	352,218	340,405
Property and equipment, net (note 4)	737,843	605,131
Security and other deposits	19,982	20,850
Aircraft pre-delivery payments	43,197	52,453
Restricted investments	2,845	2,845
Deferred loan fees and other assets	19,230	21,184
Total Assets	$1,175,315	$1,042,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,538	$52,001
Air traffic liability	196,425	183,754
Other accrued expenses (note 6)	85,796	80,324
Current portion of long-term debt (note 7)	30,836	26,847
Short-term borrowings (note 7)	31,817	—
Deferred revenue and other current liabilities (note 5)	17,104	16,400
Total current liabilities	421,516	359,326
Long-term debt related to aircraft notes (note 7)	411,321	359,908
Convertible notes	92,000	92,000
Deferred revenue and other liabilities (note 5)	25,189	22,138
Total Liabilities	$950,026	$833,372

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,641,744 and 36,627,455 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	37	37
Treasury stock, stated at cost (note 8)	—	(1,838)
Additional paid-in capital	194,524	193,943
Unearned ESOP shares	(460)	—
Accumulated other comprehensive loss, net of tax (note 8)	(22)	(22)
Retained earnings	31,210	17,376
Total Stockholders’ Equity	225,289	209,496
Total Liabilities and Stockholders’ Equity	$1,175,315	$1,042,868

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended September 30, 2007 and 2006

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Passenger- mainline	$327,369	$277,720	$631,049	$546,084
Passenger- regional partners	32,927	25,132	61,749	52,461
Cargo	1,653	1,962	3,163	3,581
Other	11,017	7,656	21,775	15,152

Total revenues	372,966	312,470	717,736	617,278

Operating expenses:
Flight operations	45,932	39,148	92,256	78,984
Aircraft fuel	107,372	101,450	212,084	191,864
Aircraft lease	28,247	27,326	56,577	53,208
Aircraft and traffic servicing	42,164	39,120	86,802	77,108
Maintenance	27,373	22,068	52,171	42,664
Promotion and sales	36,081	28,854	70,378	58,275
General and administrative	14,695	15,419	30,027	28,713
Operating expenses - regional partners	36,666	28,033	71,023	57,516
Aircraft lease and facility exit costs	—	—	—	(14)
Loss (gains) on sales of assets, net	26	(341)	4	(647)
Depreciation	11,863	8,304	22,264	15,836

Total operating expenses	350,419	309,381	693,586	603,507

Business interruption insurance proceeds	300	868	300	868

Operating income	22,847	3,957	24,450	14,639

Nonoperating income (expense):
Interest income	3,649	4,203	7,196	8,156
Interest expense	(9,170)	(7,840)	(17,637)	(14,672)
Other, net	(9)	29	(175)	74

Total nonoperating income (expense), net	(5,530)	(3,608)	(10,616)	(6,442)

Income before income taxes	17,317	349	13,834	8,197

Income tax expense (benefit)	—	(160)	—	3,731

Net income	$17,317	$509	$13,834	$4,466

Earnings per share (note 10):
Basic	$0.47	$0.01	$0.38	$0.12
Diluted	$0.39	$0.01	$0.33	$0.12

Weighted average shares of common stock outstanding
Basic	36,642	36,600	36,638	36,595
Diluted	45,654	37,317	45,676	37,229

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,834	$4,466
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:

Compensation expense under long-term incentive plans and employee ownership plans	1,469	1,873
Depreciation and amortization	23,036	16,605
Provisions recorded on inventories and write-off of assets beyond economic repair	764	182
Loss (gain) on disposal of assets	4	(647)
Mark to market derivative losses, net	2,177	3,700
Deferred tax expense	—	3,520
Changes in operating assets and liabilities:
Restricted investments	(29,200)	(24,685)
Receivables	(3,872)	(2,354)
Security and other deposits	(29)	(122)
Prepaid expenses and other assets	(2,887)	(855)
Inventories	1,805	(5,230)
Other assets	(116)	(3)
Accounts payable	7,537	(3,689)
Air traffic liability	12,671	(1,590)
Other accrued expenses	5,932	(5,354)
Deferred revenue and other liabilities	3,754	4,633
Net cash provided by (used in) operating activities	36,879	(9,550)

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(18,054)	(23,369)
Proceeds from the sale of property and equipment and assets held for sale	440	43,316
Capital expenditures	(127,655)	(102,561)
Net cash used in investing activities	(145,269)	(82,614)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32	57
Payment to bank for compensating balances	—	(750)
Proceeds from short-term and long-term borrowings	101,481	52,400
Principal payments on aircraft notes	(14,263)	(10,957)
Payment of financing fees	(738)	(184)
Net cash provided by financing activities	86,512	40,566

Net decrease in cash and cash equivalents	(21,878)	(51,598)

Cash and cash equivalents, beginning of period	202,981	272,840

Cash and cash equivalents, end of period	$181,103	$221,242

Supplemental disclosure of investing activities:

In the six-months ended September 30, 2007 and 2006, the Company applied pre-delivery payments of $28,206,000 and $26,522,000, respectively towards the purchase price of aircraft and LiveTV.

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Frontier Airlines Holdings, Inc., a Delaware corporation (“Frontier Holdings” or the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain prior period amounts have been reclassified to conform to the current year presentation. The marketing component of the sale of the Company’s EarlyReturns miles, previously reported as a reduction of promotion and sales expense in the amount of $2,613,000 and $5,359,000, have been reclassified as other revenue for the three and six month periods ended September 30, 2006, respectively.

The consolidated financial statements include the accounts of Frontier Holdings, Frontier Airlines, Inc. (“Frontier”), and Lynx Aviation, Inc. (“Lynx Aviation”), which are wholly owned subsidiaries of Frontier Holdings. The financial results of Frontier Holdings include the financial results of Frontier and start-up costs for Lynx Aviation.  In addition to mainline service, Frontier has entered into capacity purchase agreements with two partners to supplement its mainline operations (“Regional Partners”).  See Note 11 for operating segment information.

Financial results, as measured by net income, for the Company, and airlines in general, are seasonal in nature.  More recently, the financial results for Frontier’s first and second fiscal quarters generally have exceeded its third and fourth fiscal quarters.  Results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.

Lynx Aviation

Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The purchase agreement was assumed by Lynx Aviation and Lynx Aviation took title of the first two aircraft deliveries which were purchased during the three months ended September 30, 2007 (see Note 7 for the description of the short-term borrowings).  Frontier is currently taking title of Q400 aircraft deliveries which occurred in October 2007 (see Note 12 for subsequent events). The Company intends to have Lynx Aviation assume these subsequent aircraft deliveries upon certification from the FAA. The aircraft will be operated by Lynx Aviation under a separate operating certificate. The Company may exercise its option to purchase the option aircraft no later than twelve months prior to the first day of the month of the scheduled delivery date.  The first option aircraft delivery date is March 2009 and the last option aircraft delivery date is July 2010.

Lynx Aviation is currently in the start-up phase of operations.  Revenue service is subject to obtaining an operating certificate from the Federal Aviation Administration (“FAA”).  Lynx Aviation plans to commence revenue service as soon as it receives FAA certification, which may occur as early as December 2007.  As of September 30, 2007, Lynx Aviation had taken delivery of two Q400 aircraft and plan to take delivery of eight additional aircraft by the end of December 2007.

In September 2007, Frontier signed a limited-term contract with ExpressJet Airlines, Inc. (“ExpressJet”) to operate two to four 50-seat Embraer 145XR jets on behalf of Frontier.  These jets will be used to service previously announced routes that were intended to be serviced by Lynx Aviation.  Lynx Aviation will replace ExpressJet on these routes as soon as certification is completed.  The Company plans on using ExpressJet aircraft to service the following destinations: Billings, Montana; Wichita, Kansas; Rapid City, South Dakota; Albuquerque, New Mexico; El Paso, Texas; and Oklahoma City, Oklahoma.  It is anticipated that this service will be provided between November 15, 2007 and January 15, 2008.

Regional Partners

In January 2007, the Company entered into an agreement with Republic Airlines, Inc. (“Republic”), under which Republic will operate up to 17 76-seat Embraer 170 aircraft.  The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008.  The service began on March 4, 2007 and will replace all CRJ 700 aircraft operated by Horizon Air Industries, Inc. (“Horizon”).  Frontier establishes the scheduling, routes and pricing of the flights operated under the Republic agreement..  The Company compensates Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses.  The agreement provides for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned.  In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that the Republic agreement contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to Republic on a gross basis.  Revenues are pro-rated to the segment operated by the regional partner based on miles flown and are included in passenger revenues — regional partners.  Expenses directly related to the flights flown by the regional partner are included in operating expenses — regional partners.  The Company allocates indirect expenses between mainline and regional partner operations by using regional partner departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

In September 2003, the Company signed an agreement with Horizon under which Horizon operated up to nine 70-seat CRJ 700 aircraft.  In September 2006, the Company amended the agreement with Horizon to provide that all nine CRJ-700 aircraft would be returned to Horizon during a one-year ramp down period which began in January 2007 and will be completed in December 2007.  The Company has recorded revenues and expenses related to Horizon gross, as opposed to net, upon inception of service in accordance with EITF 01-08.

2.     New Accounting Standards

New Accounting Standards Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact of adopting FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of FAS 157. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159.

New Accounting Standards Adopted During the Fiscal Year

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”), on April 1, 2007.  The

Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized with respect to taxes during the six months ended September 30, 2007.

3.     Equity Based Compensation Plans

For the three and six months ended September 30, 2007, the Company recognized stock-based compensation expense of $294,000 and $550,000, respectively, for stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). For the three and six months ended September 30, 2006, the Company recognized stock-based compensation expense of $273,000 and $477,000, respectively. Unrecognized stock-based compensation expense related to unvested options and RSU awards outstanding as of September 30, 2007 was approximately $5,374,000, and will be recorded over the remaining vesting periods of one to five years.  At September 30, 2007, the remaining weighted average recognition period for options and RSUs was 3.9 years.

During the six months ended September 30, 2007, the Company granted 538,341 SARs at a weighted average base price of $5.83 per share with a grant-date fair value of $3.11.  During the six months ended September 30, 2007, the Company also granted 247,795 RSUs at a weighted average grant date market value of $5.87.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense for stock option and SAR grants issued during the six months ended September 30, 2007 and 2006:

	Six months ended September 30,
	2007	2006
Assumptions:
Risk-free interest rate	4.44%	4.85%
Dividend yield	0%	0%
Volatility	60.42%	70.82%
Expected life (years)	5	5

Exercise and base prices for options and SARs outstanding, respectively, as of September 30, 2007 ranged from $2.13 per share to $24.17 per share.  The weighted-average remaining contractual life of these equity awards is 4.8 years.  The aggregate intrinsic value of in-the-money vested options and SARs outstanding, which is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock, was $728,000 as of September 30, 2007.  As of September 30, 2007, the Company had 1,244,000 shares available for future grants.

4.     Property and Equipment, Net

As of September 30, 2007 and March 31, 2007, property and equipment consisted of the following:

	September 30,	March 31,
	2007	2007
	(In thousands )
Aircraft, spare aircraft parts, and improvements to leased aircraft
	$802,877	$667,364
Ground property, equipment and leasehold improvements	51,506	42,301
Computer software	12,658	10,234
Construction in progress	12,575	5,191
	879,616	725,090
Less accumulated depreciation	(141,773)	(119,959)

Property and equipment, net	$737,843	$605,131

Property and equipment includes capitalized interest of $3,417,000 and $1,970,000 at September 30, 2007 and March 31, 2007, respectively.

During the three and six months ended September 30, 2007, the Company recorded additional depreciation expense of $1,515,000 and $2,874,000, respectively, related to a change in estimate of the useful life of its aircraft seats due to the implementation of a program to replace its Airbus seats with new leather seats estimated to be completed in July 2008.

5.     Deferred Revenue and Other Liabilities

At September 30, 2007 and March 31, 2007, deferred revenue and other liabilities consisted of the following:

	September 30,	March 31,
	2007	2007
	(In thousands )
Deferred revenue primarily related to co-branded credit card	$23,833	$19,047
Deferred rent	17,807	18,861
Other	653	630

Total deferred revenue and other liabilities	42,293	38,538
Less current portion	(17,104)	(16,400)
	$25,189	$22,138

6.     Other Accrued Expenses

At September 30, 2007 and March 31, 2007, other accrued expenses consisted of the following:

	September 30,	March 31,
	2007	2007
	(In thousands)
Accrued salaries and benefits	$40,767	$42,616
Federal excise and other passenger taxes payable	29,101	26,914
Property and income taxes payable	5,709	2,593
Other	10,219	8,201

Total other accrued expenses	$85,796	$80,324

7.     Long-Term Debt and Short-term Borrowings

	September 30,	March 31,
	2007	2007
	(In thousands)
Unsecured Debt:
Convertible Notes, fixed interest rate of 5.0%	$92,000	$92,000

Debt Secured by Aircraft:
Aircraft notes payable, fixed interest rates with a 6.62% weighted average interest rate	32,851	34,314
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 7.31% and 7.18% at September 30, 2007 and March 31, 2006, respectively (1)	405,604	348,426
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 9.13% and 8.38% at September 30, 2007 and March 31, 2007, respectively	3,702	4,015
Variable rate interest only aircraft notes (2)	31,817	—

Total Debt	565,974	478,755
Less: current maturities	(30,836)	(26,847)
Less: short-term borrowings	(31,817)	—
Long-term debt	$503,321	$451,908

(1)

During the six months ended September 30, 2007, the Frontier borrowed $69,665,000 for the purchase of three Airbus A318 aircraft delivered in April 2007, May 2007 and June 2007. These senior loans have terms of 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR. At the end of the term, there are balloon payments for each of these loans. A security interest in the three purchased aircraft secures the loans.

(2)

During the six months ended September 30, 2007, Lynx Aviation borrowed $31,817,000 for the purchase of two Bombardier Q400 aircraft. These aircraft loans are variable rate interest only loans that had initial maturity dates of September 30, 2007. The maturity dates were extended to October 31, 2007 and can be further extended until December 15, 2007, if necessary. These notes are included in short-term borrowings in the Consolidated Balance Sheet. Once an operating certificate is granted to Lynx, the Company has obtained long-term financing for these aircraft. A security interest in the aircraft secures the loan and it is guaranteed by both Frontier and Frontier Holdings.

Revolving Facilities and Letters of Credit

In July 2005, the Company entered into an agreement with a financial institution for a $5,000,000 revolving line of credit that allows the Company to issue letters of credit up to $3,500,000.  In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits the Company to issue letters of credit up to $5,000,000 and matures in June 2008. As of September 30, 2007, the Company has used the entire amount available for letters of credit under this agreement for standby letters of credit to provide credit support for certain facility leases.  A cash compensating balance of $2,750,000 was required to be maintained to secure additional letters of credit, which has been classified as restricted investments on the consolidated balance sheets.

In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to be used in support of letters of credit and for general corporate purposes. The initial Credit Facility was renewed for another two-year period ending May 2009.  Under this facility, the Company may borrow the lesser of $20,000,000 (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts.  The amount available for letters of credit is equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility is based on the Eurodollar rate plus a margin or prime plus a margin.  In addition, there is a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount.  The Credit Facility contains a covenant that will not permit the Company to maintain an unrestricted cash and cash equivalent position of less than $120,000,000, with a 30-day cure period. The amount available for borrowings under the Credit Facility based on the current market value of the pledged eligible spare parts at September 30, 2007 was $17,840,000.  The Company has reduced the amount available for borrowings by letters of credit issued of $13,550,000.

At September 30, 2007, the Company was in compliance with the covenants for all debt and lease agreements.

8.     Equity

Treasury Stock and Unearned ESOP shares

In March 2007, the Company purchased 300,000 shares of its common stock for $1,838,000.  These shares were purchased to fund the Company’s 2007 contribution to the Employee Stock Ownership Plan (“ESOP”). These shares were subsequently contributed to the ESOP.  Compensation expense for the ESOP for the three and six months ended September 30, 2007 was $459,000 and $919,000, respectively.  Compensation expense for the ESOP for the three and six months ended September 30, 2006 was $698,000 and $1,396,000, respectively.

Comprehensive Income

A summary of the comprehensive income for the three and six months ended  September 30, 2007 and   2006 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$17,317	$509	$13,834	$4,466
Other comprehensive income:
Unrealized loss on derivative instruments, net of tax	—	(40)	—	(30)
Total comprehensive income	$17,317	$469	$13,834	$4,436

9.     Retirement Health Plan

Pursuant to the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents may retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  The costs of retiree medical benefits are continued under the same contribution schedule as active employees.

Net periodic benefit cost for the three and six months ended September 30, 2007 and 2006 include the following components:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$260	$248	$520	$496
Interest cost	87	79	175	159
Recognized net actuarial loss	—	3	—	6
Net periodic benefit cost	$347	$330	$695	$661

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts) for the three and six months ended September 30, 2007 and 2006:

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income as reported	$17,317	$509	$13,834	$4,466
Interest on convertible notes, net of capitalized interest	493	—	1,158	—
Numerator for diluted earnings per share	$17,810	$509	14,992	$4,466

Denominator:
Weighted average shares outstanding, basic	36,642	36,600	36,638	36,595
Effects of dilutive securities:
Conversion of convertible notes	8,900	—	8,900	—
Employee stock awards	112	154	119	139
Warrants	—	563	19	495
Adjusted weighted average shares outstanding, diluted	45,654	37,317	45,676	37,229

Earnings per share, basic	$0.47	$0.01	$0.38	$0.12
Earnings per share, diluted	$0.39	$0.01	$0.33	$0.12

For the three months ended September 30, 2007, the common stock equivalents of the weighted average warrants outstanding of 94,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended September 30, 2007, the weighted average options, SARS and RSUs outstanding of 2,249,000 and 2,206,000, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.  During the three and six months ended September 30, 2006, interest on convertible notes of $642,000 and $1,188,000, respectively, and 8,900,000 shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the three and six months ended September 30, 2006, the weighted average options, SARS, RSUs and warrants outstanding of 2,245,000 and 2,257,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

11.  Operating Segment Information

The Company has three primary operating and reporting segments, consisting of mainline operations, Regional Partner operations, and Lynx Aviation.  Mainline operations include service operated by Frontier using Airbus aircraft.  Regional Partner operations include regional jet service operated by Horizon and Republic.  Lynx Aviation, a subsidiary of Frontier Holdings, is currently in the start-up phase of operations and will operate using Bombardier Q400 aircraft.

Financial information for the three and six months ended September 30, 2007 and 2006 for the Company’s operating segments is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Operating revenues:
Mainline	$340,039	$287,338	$655,987	$564,817
Regional Partner	32,927	25,132	61,749	52,461
Consolidated	$372,966	312,470	$717,736	$617,278

Operating income (loss):
Mainline	$29,416	$7,615	$38,782	$20,451
Regional Partner	(3,739)	(2,901)	(9,274)	(5,055)
Lynx Aviation	(2,830)	(757)	(5,058)	(757)
Consolidated	$22,847	$3,957	$24,450	$14,639

Total assets at end of period:
Mainline	$1,109,833	$1,011,368	$1,109,833	$1,011,368
Regional Partner	499	616	499	616
Lynx Aviation	64,983	9,685	64,983	9,685
Consolidated	$1,175,315	$1,021,669	$1,175,315	$1,021,669

12.  Subsequent Events

Through October 25, 2007, Frontier purchased three additional Bombardier Q400 aircraft on behalf of Lynx Aviation which resulted in additional borrowings of $48,242,000.  Once an operating certificate is granted to Lynx Aviation, Lynx Aviation will assume the debt and title of the aircraft will be transferred to Lynx Aviation.   These senior loans have terms of 15 years and are payable in semi-annual installments including interest, payable in arrears, with a floating interest rate adjusted semi-annually based on LIBOR.  A security interest in the purchased aircraft secures these loans.

In October 2007, the Company signed an amendment with Airbus S.A.S. whereas both parties agreed to defer the delivery schedule of four Airbus A320 aircraft.  The final Airbus A320 aircraft will be delivered in November 2011, which was deferred from final delivery date of August 2010.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project,” “believe” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include, but are not limited to:  the timing of and expense associated wit, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; the inability to successfully lease or build a new maintenance hanger prior to a potential lease termination of our primary maintenance hanger located at DIA that is currently on a month-to-month sublease with Continental Airlines; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and other natural forces and their impact on air transportation and oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of airlines competing in our primary markets, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors, particularly in some of our Mexico destinations due to the increase in the number of domestic airlines authorized to serve Mexican markets from the U.S.; the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel price; inherent risks of entering into new business strategies, such as the start-up of a new subsidiary using a different type of aircraft and in different markets and the operating efficiency and dependability of the selected aircraft and a new regional jet partner, and various risk factors to our business discussed elsewhere in this report.  Forward-looking statements include the statements in “Outlook” below.   Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. Additional information regarding these and other factors may be contained in our SEC filings, including without limitation, our Form 10-K for the year ended March 31, 2007.   These risks and factors are not exclusive, and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Our Business

Now in our 14th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  In this report, references to “us,” “we,” or the “company” refer to the consolidated results of Frontier Airlines Holdings, Inc. (“Frontier Holdings”) unless the context requires otherwise.  We are the second largest jet service carrier at DIA based on departures.  In January 2007, we became a major carrier as designated by the DOT.  As of October 25, 2007, we, in conjunction with Regional Partners Horizon Air Industries, Inc. (“Horizon”) and Republic Airlines, Inc. (“Republic”), operate routes linking our Denver hub to 53 U.S. cities spanning the nation from coast to coast, seven cities in Mexico and two cities in Canada.  We also provide service to Mexico from 9 non-hub cities.

We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets.  We have since expanded our fleet in service to 60 jets as of October 25, 2007 (38 of which we lease and 22 of which we own), consisting of 49 Airbus A319s and 11 Airbus A318s.  During the quarters ended September 30, 2007 and 2006, we increased year-over-year mainline capacity by 11.9% and 14.7%, respectively, and we increased year-over-year mainline passenger traffic by 22.3% and 15.4%, respectively. We intend to continue our growth strategy and to expand to new markets and add frequency to existing markets that we believe are underserved, but at a lower growth rate than in the past two years.

On January 11, 2007, we signed an agreement with Republic under which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats.  The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008.  The service began on March 4, 2007 and replaces the CRJ 700 aircraft operated by Horizon, which will expire on return of the last aircraft in December 2007.  We control the routing, scheduling and ticketing of this service.  We compensate Republic for its services based on its operating expenses plus a margin on certain of its expenses.  The agreement provides for financial incentives and penalties based on the performance of Republic.

In September 2006, we formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”). Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  This agreement has been assumed by Frontier and we intend to have Lynx Aviation assume this agreement upon FAA certification of Lynx Aviation.  The aircraft will be purchased and operated by Lynx Aviation under a separate operating certificate. Lynx Aviation is currently in the process of obtaining FAA authorization to provide scheduled air transportation service.  Lynx Aviation submitted its application to the Department of Transportation (“DOT”) in January 2007, has received a conditional Certificate of Public Convenience of Necessity from the DOT, and is currently in the process of securing the appropriate Federal Aviation Administration (“FAA”) operating approval.  Lynx Aviation plans to commence revenue service as soon as it receives FAA certification, which may occur as early as December 2007.  As of October 25, 2007, Lynx Aviation has taken delivery of five Q400 aircraft and plans to take delivery of five additional aircraft by the end of December 2007.  Lynx Aviation plans to have all ten aircraft in service by March 2008.

In September 2007, we signed a limited-term contract with ExpressJet Airlines, Inc. (“ExpressJet”) to operate two to four 50-seat Embraer 145XR jets on routes intended to be serviced by Lynx Aviation.  These routes will be serviced by Lynx Aviation as soon as FAA certification of Lynx Aviation is completed.  Until the certification occurs, we plan on using ExpressJet aircraft to service the following destinations: Billings, Montana; Wichita, Kansas; Rapid City, South Dakota; Albuquerque, New Mexico; El Paso, Texas; and Oklahoma City, Oklahoma.  It is anticipated that this service will be provided between November 15, 2007 and January 15, 2008.

Following is a list of routes that we have started serving or have announced our intention to serve from April 1, 2007 through October 25, 2007:

Destination	Commencement Date	Operated By

DIA to Louisville, Kentucky	April 1, 2007	Regional Partners
DIA to Vancouver, British Colombia, Canada	May 5, 2007	Frontier Mainline service
DIA to Memphis, Tennessee	May 12, 2007	Frontier Mainline service
DIA to Jacksonville, Florida	June 15, 2007	Frontier Mainline service
DIA to Baton Rouge, Louisiana	August 15, 2007	Regional Partners
DIA to Wichita, Kansas	October 1, 2007	Lynx Aviation**
DIA to Sioux City, Iowa	October 5, 2007	Lynx Aviation**
DIA to Rapid City, South Dakota	October 5, 2007	Lynx Aviation**
DIA to Palm Beach International Airport (PBI)	November 15, 2007	Frontier Mainline service
DIA to San Jose, Costa Rica	November 30, 2007	Frontier Mainline service

Memphis to Las Vegas, Nevada	May 12, 2007	Frontier Mainline service
Memphis to Orlando, Florida	May 12, 2007	Frontier Mainline service
Memphis to Ft. Lauderdale, Florida	November 15, 2007	Frontier Mainline service
Dallas/Fort Worth, Texas to Mazatlan, Mexico	June 7, 2007	Frontier Mainline service
Milwaukee, Wisconsin to Cancun, Mexico	December 15, 2007	Frontier Mainline service
Albuquerque, New Mexico to Puerto Vallarta, Mexico	December 15, 2007	Frontier Mainline service

**

Lynx Aviation service is contingent on FAA certification and these cities will be serviced by a combination of Embraer 170 aircraft operated by Republic and Embraer 145XR aircraft operated by ExpressJet until certification is obtained.

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

We applied for DOT approval to start seasonal once-a-week flights from San Diego to Mazatlan, Mexico, with Airbus A319 planes from December 15 to July 5 annually.   We have since determined not to provide this service at this time.  We also have applied for permission to start seasonal service from San Jose, California to Puerto Vallarta, Mexico and flights from Sacramento, California to Puerto Vallarta Mexico. These routes are to be flown by Republic starting December 15, 2007.

As of October 25, 2007, our Regional Partners provided service to Billings, Montana; El Paso, Texas; Little Rock, Arkansas; Louisville, Kentucky; Oklahoma City, Oklahoma; Tulsa, Oklahoma, and Calgary, Alberta, Canada and supplement our mainline service to Albuquerque, New Mexico; Boise, Idaho; Dayton, Ohio; Omaha, Nebraska; Spokane, Washington; and Tucson, Arizona.

We currently lease 21 gates on Concourse A at DIA on a preferential basis and one international gate on Concourse A on a subordinated preferential basis.  We use these 22 gates and share use of up to seven common use regional jet parking positions to operate approximately 284 daily mainline flight departures and arrivals and 63 Regional Partner daily system flight departures and arrivals.  To support future growth, we are working with DIA to identify additional gates and expansion projects to accommodate the mainline growth as well as the additional aircraft to be operated by Lynx Aviation and the growth in the aircraft fleet operated by our Regional Partners.

Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249.  Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1359.

Overview

We intend to continue our focused growth strategy while keeping our operating costs low.  One of the key elements to keeping our costs low was the completion of the transition from a Boeing fleet to an all Airbus fleet in April 2005.  This strategy produced cost savings because crew training was standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. We also keep our mainline operating costs low by operating only two types of Airbus aircraft with a single class of service.  Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage. The anticipated addition of the Bombardier Q400 turboprop aircraft through our Lynx Aviation subsidiary and the expansion of our Regional Partner operation will allow us to add routes to under-served markets in Colorado and elsewhere in the Rocky Mountain region using the economically correct gauge of equipment and operating performance.  We are hopeful that that Lynx Aviation will begin revenue service in December 2007.

As of October 25, 2007, we had remaining firm purchase commitments for ten Airbus 320 aircraft from Airbus and five Q400 aircraft from Bombardier.  Our contract with Republic also calls for an additional 11 Embraer 170 aircraft.  We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are underserved.

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

Highlights from the Quarter

•                  Sean Menke returned to Frontier Holdings and was appointed President and Chief Executive Officer, replacing Jeff Potter who resigned effective September 6, 2007.  Jeff Potter will remain as a member of the Board of Directors

•                  D. Dale Browning was appointed Chairman of the Board on September 6, 2007 replacing Sam Addoms upon his retirement.

•                  We achieved record load factors during the months of July, August, and September 2007.

•                  We took delivery of two Bombardier Q400 aircraft.

Outlook

In December 2006, the Board approved a plan to replace all of its Airbus aircraft seats with leather seats that have light weight composite material. The lighter seats are expected to produce fuel savings from an estimated at 4.5 gallons per block hour reduction in our burn rate. The new seats will also have a new design allowing for more legroom. We also will be adding four seats per aircraft starting in November 2007 with the project scheduled for completion in July 2008.  We have installed the new leather seats on 18 of our Airbus aircraft to date.  We have accelerated the depreciation on our old seats on our owned aircraft which increased depreciation by $2,874,000 for the six months ended September 30, 2007.  We anticipate additional accelerated depreciation expense of approximately $810,000 for the remainder of fiscal year 2008 and $115,000 in fiscal year 2009.  The costs to purchase these additional aircraft seats are included in the Contractual Obligations Table in the “Liquidity and Capital Resources” section.

During the six-months ended September 30, 2007 we have incurred $5,058,000 of start-up costs related to our new subsidiary Lynx Aviation.  We anticipate additional start-up costs of approximately

$5,000,000 to be incurred in our third fiscal quarter ended December 31, 2007.  Costs will continue to increase when certification is obtained and revenue operations begin.

We expect our mainline full-year available seat mile capacity for fiscal year 2008 to increase by approximately 14% over fiscal year 2007, which includes the delivery of two Airbus 320 aircraft in February and March 2008.  While the industry revenue environment remains extremely competitive, our passenger mainline RASM is expected to increase again in our fiscal 2008 third quarter particularly because last year’s quarterly passenger revenue was adversely affected by two significant snowstorms.  Additionally, we have seen an increase in our revenue from connecting traffic as we grow our network through adding new cities and adding capacity in existing markets through the acquisition of new aircraft. Also, recently our largest competitor has implemented capacity reductions at DIA.

We expect our third quarter of our 2008 fiscal year mainline CASM to increase as compared to our second quarter of fiscal year 2008 due to higher fuel costs, Lynx Aviation start-up costs, accelerated seat deprecation charges and slightly higher operating costs per ASM.  Fuel costs have continued to rise sharply during this fiscal year’s third quarter, and on October 26, 2007, crude oil crossed $92 a barrel on mideast tensions and supply worries.   We had hedged 46% and 30% of our fuel purchases during the quarters ended June 30, 2007 and September 30, 2007, respectively, with realized hedging gains of $4,337,000 and $4,792,000, respectively.  For the three months ended December 31, 2007 and three months ended March 31, 2008, we currently have 40% and 19% of estimated fuel purchases hedged, respectively.  Based on current levels of fuel prices, we do not expect to be profitable in the third and fourth quarters of fiscal year 2008.

Quarter in Review

Frontier Holdings includes the following operations as of September 30, 2007; our mainline operations which consisted of 60 Airbus aircraft; our Regional Partner operations operated by Horizon and Republic using six CRJ 700 aircraft and six Embraer ERJ-170 aircraft (“Regional Partners”); and Lynx Aviation, which is in its start-up phase of operations. Lynx Aviation may begin revenue service as early as December 2007.  Lynx Aviation and our Regional Partners services are separate and apart from our mainline operations.  The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations for the three months ended September 30, 2007 are as follows (in thousands):

	Mainline		Regional Partners		Lynx Aviation		Consolidated
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Passenger - mainline	$327,369	$277,720	$—	$—	$—	$—	$327,369	$277,720
Passenger - regional partner	—	—	32,927	25,132	—	—	32,927	25,132
Cargo	1,653	1,962	—	—	—	—	1,653	1,962
Other	11,017	7,656	—	—	—	—	11,017	7,656
Total revenues	340,039	287,338	32,927	25,132	—	—	372,966	312,470

Operating expenses:
Flight operations	44,515	39,144	—	—	1,417	4	45,932	39,148
Aircraft fuel	107,350	101,450	—	—	22	—	107,372	101,450
Aircraft lease	28,247	27,326	—	—	—	—	28,247	27,326
Aircraft and traffic servicing	42,022	39,117	—	—	142	3	42,164	39,120
Maintenance	26,861	22,064	—	—	512	4	27,373	22,068
Promotion and sales	36,073	28,851	—	—	8	3	36,081	28,854
General and administrative	14,067	14,676	—	—	628	743	14,695	15,419
Operating expenses - regional partner	—	—	36,666	28,033	—	—	36,666	28,033
Loss (gain) on sales of assets, net	26	(341)	—	—	—	—	26	(341)
Depreciation	11,762	8,304	—	—	101	—	11,863	8,304
Total operating expenses	310,923	280,591	36,666	28,033	2,830	757	350,419	309,381
Insurance proceeds	300	868	—	—	—	—	300	868
Operating income (loss)	$29,416	$7,615	$(3,739)	$(2,901)	$(2,830)	$(757)	$22,847	$3,957

Our mainline passenger yield per revenue passenger mile (“RPM”) was 11.87¢ and 12.31¢ for the quarters ended September 30, 2007 and 2006, respectively, a decrease of 3.6%.  Our mainline average fare was $103.39 for the quarter ended September 30, 2007 as compared to $104.20 for the quarter ended September 30, 2006, a decrease of 0.8%.  Our length of haul was 944 and 922 miles for the quarters ended September 30, 2007 and 2006, respectively, an increase of 2.4%.  Our mainline load factor was 84.7% for the quarter ended September 30, 2007 as compared to 77.5% for the quarter ended September 30, 2006, an increase of 7.2 points.  Our mainline passenger RASM for the quarter ended September 30, 2007 and 2006 was 10.06¢ and 9.54¢, respectively, an increase of 5.5%.

We have relatively low mainline operating expenses excluding fuel because we operate only two similar types of aircraft in a single class of service with high utilization rates.  Our mainline CASM for the quarters ended September 30, 2007 and 2006 was 9.62¢ and 9.71¢, respectively, a decrease of 0.9%.  Our mainline CASM excluding fuel for the quarter ended September 30, 2007 was 6.30¢ compared to 6.20¢ for the comparable period last year, an increase of 1.6%.  The increase in our mainline CASM excluding fuel is primarily due to our seat replacement project, which increased depreciation expense, and an increase in maintenance expense due to one unscheduled engine maintenance event.

                An airline’s mainline break-even load factor is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.  For the quarter ended September 30, 2007, our mainline break-even load factor was 78.5% compared to our achieved passenger load factor of 84.7%.  Our mainline break-even load factor for the quarter ended September 30, 2006 was 76.3% compared to our achieved passenger load factor of 77.5%.  Our mainline break-even load factor increased from the prior comparable period as a result of a decrease in our total yields of 3.2% from 12.83¢ during the period ended September 30, 2006 as compared to 12.42¢ during the period ended September 30, 2007, partially offset by a decrease in our mainline CASM of 0.9%.

                Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

Results of Operations

We had a consolidated net income of $17,317,000 or 39¢ per diluted share for the quarter ended September 30, 2007, as compared to net income of $509,000 or 1¢ per diluted share for the quarter ended September 30, 2006.   Included in our net income for the quarter ended September 30, 2007 was a non-cash mark to market derivative gain which decreased fuel expense by $1,566,000.  Also included in net income for the quarter ended September 30, 2007 was $2,831,000 of start-up costs for Lynx Aviation and $1,515,000 in accelerated depreciation for our seat replacement project.  These items decreased our net income by 6¢ per share for the quarter ended September 30, 2007.  Included in our net income for the quarter ended September 30, 2006 was a non-cash mark to market derivative loss which increased fuel expense by $3,515,000 and $757,000 of start-up costs for Lynx Aviation, offset by gains on sale of assts of $341,000.  These items, net of income taxes and bonuses, decreased our net income by 6¢ per share for the quarter ended September 30, 2006.

The following table provides certain of our financial and operating data for the three and six months ended September 30, 2007 and 2006.  Mainline and combined data exclude the results of Lynx Aviation.  We anticipate Lynx Aviation to start revenue service during our third quarter of fiscal year 2008.

	Quarters Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$327,369	$277,720	17.9%	$631,049	$546,084	15.6%
Revenue passengers carried (000s)	2,901	2,428	19.5%	5,623	4,832	16.4%
Revenue passenger miles (RPMs) (000s) (2)	2,738,605	2,238,946	22.3%	5,329,511	4,523,498	17.8%
Available seat miles (ASMs) (000s) (3)	3,232,320	2,888,964	11.9%	6,418,382	5,678,077	13.0%
Passenger load factor (4)	84.7%	77.5%	7.2 pts.	83.0%	79.7%	3.3 pts.
Break-even load factor (5)	78.5%	76.3%	2.2 pts.	79.3%	77.6%	1.7 pts.
Block hours (6)	66,785	59,603	12.0%	133,003	116,621	14.0%
Departures	27,143	25,297	7.3%	53,976	48,787	10.6%
Average seats per departure	128.7	129.7	(0.8)%	128.9	129.6	(0.5)%
Average stage length	925	881	5.0%	923	898	2.8%
Average length of haul	944	922	2.4%	948	936	1.3%
Average daily block hour utilization (7)	12.1	12.0	0.8%	12.3	12.1	1.7%
Passenger yield per RPM (cents) (8)	11.87	12.31	(3.6)%	11.76	11.99	(1.9% )
Total yield per RPM (cents) (9), (10)	12.42	12.83	(3.2)%	12.31	12.49	(1.4% )
Passenger yield per ASM (RASM) (cents) (11)	10.06	9.54	5.5%	9.76	9.55	2.2%
Total yield per ASM (cents) (12)	10.52	9.95	5.7%	10.22	9.95	2.7%
Cost per ASM (cents) (CASM)	9.62	9.71	(0.9)%	9.62	9.60	0.2%
Fuel expense per ASM (cents)	3.32	3.51	(5.4)%	3.30	3.38	(2.4)%
Cost per ASM excluding fuel (cents) (13)	6.30	6.20	1.6%	6.32	6.22	1.6%
Average fare (14)	$103.39	$104.20	(0.8)%	$102.44	$103.22	(0.8)%
Average aircraft in service	60.0	54.1	10.9%	59.2	52.7	12.3%
Aircraft in service at end of period	60	55	9.1%	60	55	9.1%
Average age of aircraft at end of period (years)	3.6	2.8	28.6%	3.6	2.8	28.6%
Average fuel cost per gallon (15)	$2.26	$2.43	(7.0)%	$2.27	$2.36	(3.8)%
Fuel gallons consumed (000’s)	47,439	41,679	13.8%	93,514	81,400	14.9%

	Quarters Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change

Selected Operating Data - Regional Partners:

Passenger revenue (000s) (1)	$32,927	$25,132	31.0%	$61,749	$52,461	17.7%
Revenue passengers carried (000s)	330	242	36.4%	621	506	22.7%
Revenue passenger miles (RPMs) (000s) (2)	210,462	146,784	43.4%	388,396	317,234	22.4%
Available seat miles (ASMs) (000s) (3)	269,246	200,643	34.2%	512,990	415,524	23.5%
Passenger load factor (4)	78.2%	73.2%	5.0 pts.	75.7%	76.3%	(0.6 pts. )
Passenger yield per RPM (cents) (8)	15.65	17.12	(8.6)%	15.90	16.54	(3.9)%
Passenger yield per ASM (cents) (11)	12.23	12.53	(2.4)%	12.04	12.63	(4.7)%
Cost per ASM (cents) (CASM)	13.62	13.97	(2.5)%	13.84	13.84	0.0%
Average fare	$99.65	$103.95	(4.1)%	$99.50	$103.71	(4.1)%
Aircraft in service at end of period	12	9	33.3%	12	9	33.3%

	Quarters Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$360,296	$302,852	19.0%	$692,798	$598,545	15.7%
Revenue passengers carried (000s)	3,231	2,670	21.0%	6,244	5,338	17.0%
Revenue passenger miles (RPMs) (000s) (2)	2,949,067	2,385,730	23.6%	5,717,907	4,840,732	18.1%
Available seat miles (ASMs) (000s) (3)	3,501,566	3,089,607	13.3%	6,931,372	6,093,601	13.7%
Passenger load factor (4)	84.2%	77.2%	7.0 pts.	82.5%	79.4%	3.1 pts.
Passenger Yield per RPM (cents) (8)	12.14	12.60	(3.7)%	12.04	12.29	(2.0)%
Total yield per RPM (cents) (9), (10)	12.65	13.10	(3.4)%	12.55	12.75	(1.6)%
Yield per ASM (cents) (11)	10.22	9.73	5.0%	9.93	9.76	1.7%
Total yield per ASM (cents) (12)	10.65	10.11	5.3%	10.35	10.13	2.2%
Cost per ASM (cents)	9.93	9.99	0.6%	9.93	9.89	0.4%

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

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Quarters Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$(17,317)	$(509)	$(13,834)	$(4,466)
Income tax (expense) benefit	—	160	—	(3,731)
Passenger revenue	327,369	277,720	631,049	546,084
Regional partner expense	(36,666)	(28,033)	(71,023)	(57,516)
Regional partner revenue	32,927	25,132	61,749	52,461
Lynx Aviation start-up expenses	(2,831)	(757)	(5,059)	(757)
Charter revenue	(2,301)	(2,216)	(4,496)	(3,605)
Passenger revenue - mainline (excluding charter and regional partner revenue) required to break even	$301,181	$271,497	$598,386	$528,470

	Quarters Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Calculation of mainline break-even load factor:

Passenger revenue- mainline (excluding charter) required to break even ($000s)	$301,181	$271,497	$598,386	$528,470
Mainline yield per RPM (cents)	11.87	12.31	11.76	11.99

Mainline RPMs (000s) to break even assuming constant yield per RPM	2,537,329	2,205,500	5,088,316	4,407,590
Mainline ASMs (000’s)	3,232,320	2,888,964	6,418,382	5,678,077
Mainline break-even load factor	78.5%	76.3%	79.3%	77.6%

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

	Quarters Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Passenger revenues - mainline, as reported	$327,369	$277,720	$631,049	$546,084
Less: charter revenue	2,301	2,216	4,496	3,605
Passenger revenues - mainline excluding charter	325,068	275,504	626,553	542,479
Add: Passenger revenues - regional partner	32,927	25,132	61,749	52,461
Passenger revenues, system combined	$357,995	$300,636	$688,302	$594,940

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

(15) “Average fuel cost per gallon” includes a non-cash mark to market derivative gain of $1,566,000 and a loss of $2,177,000 for the three and six months ended September 30, 2007, respectively. Average fuel cost per gallon for the three and six months ended September 30, 2006 includes a non-cash mark to market derivative losses of $3,515,000 and $3,700,000, respectively.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and six months ended September 30, 2007 and 2006.  Regional Partners and Lynx Aviation revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2006		2007		2006
	Revenue/	%	Revenue/	%	Revenue/	%	Revenue/	%
	cost Per	of Total	cost Per	of Total	cost Per	of Total	cost Per	of Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	10.13	96.3%	9.61	96.7%	9.83	96.2%	9.62	96.7%
Cargo	0.05	0.5%	0.07	0.7%	0.05	0.5%	0.06	0.6%
Other	0.34	3.2%	0.27	2.6%	0.34	3.3%	0.27	2.7%
Total revenues	10.52	100.0%	9.95	100.0%	10.22	100.0%	9.95	100.0%

Operating expenses:
Flight operations	1.38	13.1%	1.36	13.6%	1.40	13.7%	1.39	14.0%
Aircraft fuel expense	3.32	31.6%	3.51	35.3%	3.30	32.3%	3.38	34.0%
Aircraft lease expense	0.87	8.3%	0.95	9.5%	0.88	8.6%	0.94	9.4%
Aircraft and traffic servicing	1.30	12.4%	1.35	13.6%	1.35	13.2%	1.36	13.6%
Maintenance	0.83	7.9%	0.76	7.7%	0.80	7.8%	0.75	7.6%
Promotion and sales	1.12	10.6%	1.00	10.0%	1.10	10.7%	1.02	10.3%
General and administrative	0.44	4.1%	0.51	5.1%	0.45	4.4%	0.49	4.9%
Loss (gains) on sales of assets, net	—	—	(0.02)	(0.1)%	—	—	(0.01)	(0.1)%
Depreciation	0.36	3.4%	0.29	2.9%	0.34	3.4%	0.28	2.8%
Total operating expenses	9.62	91.4%	9.71	97.6%	9.62	94.1%	9.60	96.5%

Three months ended September 30, 2007 as compared to three months ended September 30, 2006

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

                Passenger Revenues - Mainline.  Mainline passenger revenues totaled $327,369,000 for the quarter ended September 30, 2007 compared to $277,720,000 for the quarter ended September 30, 2006, an increase of 17.9%.  Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenues from passenger tickets flown generated 91.6% of our mainline passenger revenues and increased $46,909,000 or 18.5% over the prior year.  The increase in flown ticket sales resulted from a 11.9% increase in ASMs, or $30,074,000, an increase of 7.2 points in load factor, or $26,396,000, offset by a decrease of 3.1% in our yields from ticket sales, or $9,561,000.   The percentage of revenues generated from other

sources compared to total mainline passenger revenue are as follows: Administrative fees were 2.9%; revenue recognized for tickets that were not used within one year from issuance were 2.7%, charter revenues were 0.7% and revenue from our co-branded credit card were 1.9%.  These sources of revenue increased total mainline passenger revenues by $4,720,000 as compared to prior year. This increase is primarily due to our 19.5% increase in passengers and the increased usage of our co-branded credit card.

                Other Revenues.  Other revenues, comprised principally of the revenues from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $11,017,000 and $7,656,000 for the quarter ended September 30, 2007 and September 30, 2006, respectively, an increase of 43.9% and were 3.2% and 2.6% and of total mainline operating revenues for the quarters ended September 30, 2007 and 2006, respectively.  The increase in other revenues was primarily due to the increase in the revenues earned from the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

                Total mainline operating expenses were $310,923,000 and $280,591,000 for the quarters ended September 30, 2007 and 2006, respectively, and represented 91.4% and 97.6% of total mainline revenues, respectively.  Mainline operating expenses decreased as a percentage of mainline revenues during the quarter ended September 30, 2007 largely a result of the 0.9% decrease in mainline CASM and 5.5% increase in RASM as compared to the quarter ended September 30, 2006.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits increased 10.5% to $68,476,000 compared to $61,984,000, and were 20.1% and 21.6% of total mainline revenues for the quarters ended September 30, 2007 and 2006, respectively.  Salaries, wages and benefits increased over the prior comparable periods largely as a result of an increase in the number of full-time equivalent employees to support our continued capacity growth. Our full-time equivalent employee count increased 17.0% from approximately 4,400 at September 30, 2006 to 5,150 at September 30, 2007. The increase in salaries, wages and benefits is to support the 11.9% increase in mainline capacity and also increased due to a one-time charge related to management changes.  These were offset by lower benefit costs as compared to the same period last year.

                Flight Operations.  Flight operations expenses increased 13.7% to $44,515,000 as compared to $39,144,000, and were 13.1% and 13.6% of total mainline revenues for the quarters ended September 30, 2007 and 2006, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 59,603 for the quarter ended September 30, 2006 to 66,785 for the quarter ended September 30, 2007, an increase of 12.0%.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 12.0% to $25,583,000 compared to $22,851,000, and were 7.8% and 8.2% of passenger mainline revenues for the quarters ended September 30, 2007 and 2006, respectively.  We employed approximately 1,680 pilots and flight attendants at September 30, 2007 as compared to 1,470 at September 30, 2006, an increase of 14.3%.  We increased the number of pilots and flight attendants over the prior year to support the 12.0% increase in block hours and the 10.9% increase in the average aircraft in service.  Pilot salaries also increased during the quarter ended September 30, 2007 due to accelerated training incurred during the quarter ended September 30, 2007 to prepare for increases in block hours and due to higher attrition rates.

    Aircraft insurance expenses totaled $2,172,000 (0.6% of total mainline revenues) and $2,700,000 (0.9% of total mainline revenues) for the quarters ended September 30, 2007 and 2006, respectively.  Aircraft insurance expenses were $0.75 and $1.11 per passenger for the quarters ended September 30, 2007 and 2006, respectively.  Our aircraft hull and liability coverage renewed on January 1, 2006 to December 31, 2006 at rates that were reduced by 9.9%.  Our rates were further reduced by 33.4% for the policy that covers January 1, 2007 to December 31, 2007.  In December 2002, through authority granted under the Homeland Security Act of

2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.  The current government war risk policy is in effect until December 31, 2007.  We do not know whether the government will extend the coverage beyond December 31, 2007 and if it does how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

                Aircraft Fuel.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expense also includes cash settlements and non-cash mark to market hedge adjustments related to our fuel hedging activities.  Aircraft fuel expenses of $107,350,000 for 47,439,000 gallons used and $101,450,000 for 41,679,000 gallons used resulted in an average fuel cost of $2.26 and $2.43 per gallon for the quarters ended September 30, 2007 and 2006, respectively, a decrease of 7.0%.  Aircraft fuel expenses represented 31.6% and 35.3% of total mainline revenues for the quarters ended September 30, 2007 and 2006, respectively.  Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.  Fuel consumption for the quarters ended September 30, 2007 and 2006 averaged 710 and 699 gallons per block hour, respectively, an increase of 1.6%.  The fuel burn increased largely a result of the 7.2 point increase in our load factor during the quarter ended September 30, 2007 which was partially offset by the delivery of four more fuel efficient A318 aircraft flown as compared to the same period last year.

Aircraft fuel expenses, excluding realized fuel hedging gains and non-cash mark to market derivative gains and losses, were $2.40 and $2.35 per gallon for the quarters ended September 30, 2007 and 2006, respectively.  Our aircraft fuel expenses for the quarter ended September 30, 2007 include a non-cash mark to market derivative gain of $1,566,000 recorded as a decrease to fuel expense and cash receipts of $4,792,000 received from a counter-party recorded as a decrease in fuel expense.  Our aircraft fuel expenses for the quarter ended September 30, 2006 include a non-cash mark to market derivative loss of $3,515,000 recorded as an increase to fuel expense and cash settlements of $277,000 paid to a counter-party recorded as an increase in fuel expense.

Aircraft and Engine Lease. Aircraft lease expenses totaled $28,247,000 (8.3% of total mainline revenues) and $27,326,000 (9.5% of total mainline revenues) for the quarters ended September 30, 2007 and 2006, respectively, an increase of 3.4%.  The increase in lease expense is due to an increase in the average number of leased aircraft from 37.0 to 38.0, or 2.7%, and increases in lease rates for our spare engines and four of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $42,022,000 and $39,117,000, for the quarters ended September 30, 2007 and 2006, respectively, an increase of 7.4%,, and represented 12.4% and 13.6% of total mainline revenues.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.  As of September 30, 2007, we served 43 mainline-only cities compared to 39 mainline-only cities as of September 30, 2006, an increase of 10.3%.  During the quarter ended September 30, 2007, our departures increased to 27,143 from 25,297, an increase of 7.3%.  Aircraft and traffic servicing expenses were $1,548 per departure for the quarter ended September 30, 2007 as compared to $1,546 per departure for the quarter ended September 30, 2006, or an increase of 0.1%.  This increase was primarily due to rent increases for the additional six gates at DIA offset by a reduction in costs due to the discontinuation of the shuttle service of five daily frequencies between Los Angeles, California and San Francisco, California.

                Maintenance.  Maintenance expenses of $26,861,000 and $22,064,000 were 7.9% and 7.7% of total mainline revenues for the quarters ended September 30, 2007 and 2006, respectively, and increased by 21.7% in the current period as compared to last year.   Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Maintenance cost per block hour was $402 and $370 for the quarters ended September 30, 2007 and 2006, respectively, an increase of 8.6%.  During the quarter ended September 30, 2007, we had one major unscheduled engine maintenance event which was not covered by our maintenance agreements, which increased expense by $565,000.  Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events.  The number of our aircraft over five years old was five as of September 30, 2006 as compared to 12 as of September 30, 2007.

                Promotion and Sales.  Promotion and sales expenses totaled $36,073,000 and $28,851,000 and were 10.6% and 10.0% of total mainline revenues for the quarters ended September 30, 2007 and 2006, respectively, and increased by 25.0% in the current period as compared to the quarter ended September 30, 2006.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervisors and marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the quarter ended September 30, 2007, promotion and sales expenses per mainline passenger increased to $12.43 from $11.88 for the quarter ended September 30, 2006.  Promotion and sales expenses increased primarily due to an increase in travel agency commissions paid per passenger due to a higher percentage of connecting traffic booked on external websites that cost more per booking than through our reservation centers or website.

                General and Administrative.  General and administrative expenses for the quarters ended September 30, 2007 and 2006 totaled $14,067,000 and $14,676,000, respectively, and were 4.1% and 5.1% of total mainline revenues, respectively, a decrease of 4.1%.  General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses decreased primarily due to decreases in our workers compensation expenses, our health insurance expenses and profit sharing expenses as compared to the prior period.

                Depreciation.  Depreciation expenses were $11,762,000 and $8,304,000 and were approximately 3.4% and 2.9% of total mainline revenues for the quarters ended September 30, 2007 and 2006, respectively, an increase of 41.6%.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service of 22.0 during the quarter ended September 30, 2007 as compared to 17.6 purchased aircraft in service for the quarter ended September 30, 2006, an increase of 25.0%. The increase in depreciation expenses is also due to accelerated depreciation of $1,515,000 on our Airbus aircraft seats, which we are replacing over the remainder of the year to be completed in July 2008, and to investments in rotable aircraft components, aircraft improvements and ground equipment to support our capacity growth.

Consolidated Nonoperating Expenses

                Nonoperating Income (Expense).  Net nonoperating expense totaled $5,530,000 and $3,608,000 for the quarters ended September 30, 2007 and 2006, respectively.   These are comprised primarily of interest income and expense.

                Interest income decreased to $3,649,000 during the quarter ended September 30, 2006 from $4,203,000 during the quarter ended September 30, 2007 as a result of a decrease in our average cash position as compared to the prior comparable period.

                Interest expense increased to $9,170,000 for the quarter ended September 30, 2007 from $7,840,000 for the quarter ended September 30, 2006, an increase of 17.0%.  Debt related to aircraft increased from $377,198,000 as of September 30, 2006 to $473,974,000 as of September 30, 2007 with an increase in the average weighted interest rate from 7.20% as of September 30, 2006 to 7.31% as of September 30, 2007, respectively.

                Income Tax Benefit.  There was no provision for income taxes for the quarter ended September 30, 2007 due to accumulated losses for which valuation allowances have been recorded. We will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter. We recorded an income tax benefit of $160,000 during the three months ended September 30, 2006 as a true-up of a year-to-date tax provision based on an annualized expected tax rate.

Regional Partners

Regional partner revenues are derived from flights operated by Horizon and Republic.  Our mainline passenger revenue increases as a result of incremental revenue from passengers connecting to/from regional flights.  Operating expenses include all direct costs associated Horizon and Republic flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with Horizon and Republic in which we reimburse these expenses plus a margin.  Operating expenses also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenues — Regional Partners.  Regional partner revenues, consisting of revenues from Horizon and Republic operations, totaled $32,927,000 for the quarter ended September 30, 2007 and $25,132,000 for the quarter ended September 30, 2006, a 31.0% increase.  The increase in revenue is due to a 36.4% increase in passengers offset by a decrease in the average fare to $99.65 from $103.95, a decrease of 4.1%.   The decrease in average fare is largely due to the increase in connecting traffic over the September 30, 2006 quarter, which results in a lower fare than local traffic.

Regional Partners Expenses.  Regional partner expenses for the quarter ended September 30, 2007 and 2006 totaled $36,666,000 and $28,033,000, respectively, and were 111.4% and 111.5% of total regional partner revenues, respectively, an increase of 30.8%.  Regional partner expenses include all direct costs associated with Horizon and Republic.  The increase in regional partner expenses as compared to revenues was primarily related to the transition of our regional jet service from Horizon to Republic which caused both airlines to operate with a sub-optimal number of aircraft during the quarter.

Lynx Aviation

                 Lynx Aviation is in the start-up phase of operations and is currently in the process of obtaining FAA authorization to provide scheduled air transportation service using Bombardier Q400 aircraft.  Start-up costs for the quarter ended September 30, 2007 were $2,830,000 as compared to $757,000 for the quarter ended September 20, 2006.

                 During the quarter ended September 30, 2007, $1,417,000 of flight operation expenses primarily related to pilot salaries and training and aircraft induction costs were incurred for the two aircraft delivered during the quarter.  Maintenance expenses of $512,000 related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics.  General and administrative costs of $628,000 primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.

                 During the quarter ended September 30, 2006, $757,000 of start-up costs primarily related to consulting and legal expenses incurred in conjunction with signing the purchase agreement with Bombardier, Inc. for Q400 aircraft in September 2006 and the formation of the subsidiary.

Six Months ended September 30, 2007 as compared to the Six Months ended September 30, 2006

Summary

We had consolidated net income of $13,834,000 or 33¢ per diluted share for the six months ended September 30, 2007, as compared to consolidated net income of $4,466,000 or 12¢ per diluted share for the six months ended September 30, 2006.  Included in our consolidated net income for the six months ended September 30, 2007 was a non-cash mark to market derivative loss of $2,177,000.  Also included in consolidated net income for the six months ended September 30, 2007 was $5,058,000 of start-up costs for Lynx Aviation and $2,874,000 in accelerated depreciation for our seat replacement project.    These items decreased our consolidated net income by 22¢ per share.  Included in our net income for the six months ended September 30, 2006 were the following items before the effect of income taxes: start-up costs for Lynx Aviation of $757,000, gains of $647,000 related to the sale of Boeing parts held for sale and other assets and a non-cash mark to market derivative loss on fuel hedges of $3,700,000. These items, net of income taxes and bonuses, decreased our consolidated net income by 6¢ per share.

Our mainline passenger yield per RPM was 11.76¢ and 11.99¢ for the six months ended September 30, 2007 and 2006, respectively, a decrease of 1.9%.  Our mainline average fare was $102.44 for the six months ended September 30, 2007 as compared to $103.22 for the six months ended September 30, 2006, a decrease of 0.8%.  Our length of haul was 948 and 936 miles for the six months ended September 30, 2007 and 2006, respectively, an increase of 1.3%.  Our mainline load factor was 83.0% for the six months ended September 30, 2007 as compared to 79.7% for the six months ended September 30, 2006, an increase of 3.3 points.  Our RASM for the six months ended September 30, 2007 and 2006 was 9.76¢ and 9.55¢, respectively, an increase of 2.2%.

Our mainline CASM for the six months ended September 30, 2007 and 2006 was 9.62¢ and 9.60¢, respectively, an increase of 0.2%.  Fuel expense per ASM was 3.30¢ per ASM as compared to 3.38¢ per ASM for the periods ending September 30, 2007 and 2006, respectively, a decrease of 2.4%.  Mainline CASM excluding fuel was 6.32¢ per ASM as compared to 6.22¢ per ASM for the periods ending September 30, 2007 and 2006, respectively, an increase of 1.6%.

                For the six months ended September 30, 2007, our mainline break-even load factor was 79.3% compared to our achieved passenger load factor of 83.0%.  Our mainline break-even load factor for the six months ended September 30, 2006, was 77.6% compared to our achieved passenger load factor of 79.7%.  Our mainline break-even load factor increased from the prior comparable period as a result of an increase in our mainline CASM of 0.2% and a decrease in our mainline passenger yields of 1.9%.

                The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations is as follows (in thousands):

	Mainline		Regional Partners		Lynx Aviation		Consolidated
	Six months ended September 30,		Six months ended September 30		Six months ended September 30		Six months ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Passenger - mainline	$631,049	$546,084	$—	$—	$—	$—	$631,049	$546,084
Passenger - regional partner	—	—	61,749	52,461	—	—	61,749	52,461
Cargo	3,163	3,581	—	—	—	—	3,163	3,581
Other	21,775	15,152	—	—	—	—	21,775	15,152
Total revenues	655,987	564,817	61,749	52,461	—	—	717,736	617,278

Operating expenses:
Flight operations	89,742	78,980	—	—	2,514	4	92,256	78,984
Aircraft fuel	212,062	191,864	—	—	22	—	212,084	191,864
Aircraft lease	56,577	53,208	—	—	—	—	56,577	53,208
Aircraft and traffic servicing	86,613	77,105	—	—	189	3	86,802	77,108
Maintenance	51,231	42,660	—	—	940	4	52,171	42,664
Promotion and sales	70,368	58,272	—	—	10	3	70,378	58,275
General and administrative	28,801	27,970	—	—	1,226	743	30,027	28,713
Operating expenses - regional partner	—	—	71,023	57,516	—	—	71,023	57,516
Aircraft lease and facility exit costs	—	(14)	—	—	—	—	—	(14)
Gains on sales of assets, net	4	(647)	—	—	—	—	4	(647)
Depreciation	22,107	15,836	—	—	157	—	22,264	15,836
Total operating expenses	617,505	545,234	71,023	57,516	5,058	757	693,586	603,507
Insurance proceeds	300	868	—	—	—	—	300	868
Operating income (loss)	$38,782	$20,451	$(9,274)	$(5,055)	$(5,058)	$(757)	$24,450	$14,639

Mainline Revenues

                Mainline Passenger Revenues.  Mainline passenger revenues totaled $631,049,000 for the six months ended September 30, 2007 compared to $546,084,000 for the six months ended September 30, 2006, an increase of 15.6%.  We carried 5,623,000 mainline revenue passengers during the six months ended September 30, 2007 compared to 4,832,000 mainline revenue passengers during the six months ended September 30, 2006, an increase of 16.4%.

Revenues from passenger tickets sales generated 91.3% of our mainline passenger revenues and increased $77,348,000 or 15.5% over the prior year.  The increase in ticket sales resulted from a 13.0% increase in ASM’s, or $65,026,000, an increase of 3.3 points in load factor, or $23,842,000, which was offset by a decrease of 1.9% in our yields from ticket sales, or $11,519,000.   The percentage of revenues generated from other sources compared to total mainline revenue are as follows: Administrative fees were 2.8%; revenue recognized for tickets that were not used within one year from issuance were 2.9%, charter revenues were 0.7% and revenue from our co-branded credit card were 2.0%.  These sources of revenue increased total mainline passenger revenue by $10,053,000 as compared to prior year. The increase is primarily due to our 16.4% increase in passengers and the increased usage of our co-branded credit card.

                Other Revenues.  Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $21,775,000 and $15,152,000 and were 3.3% and 2.7% of total mainline operating revenues for the six months ended September 30, 2007 and 2006, respectively, an increase of 43.7%.  The increase in other revenues was primarily due to the increase in the revenues earned from the marketing component of our co-branded agreement and other partnership agreements.

Mainline Operating Expenses

                Total mainline operating expenses were $617,505,000 and $545,234,000 for the six months ended September 30, 2007 and 2006, respectively, and represented 94.1% and 96.5% of total mainline revenues, respectively.  Operating expenses decreased as a percentage of revenues during the six months ended September 30, 2007 largely a result of an increase of 2.2% in our RASM and an increase in our load factor of 3.3 points as compared to the prior comparable period.  This was partially offset by an increase in our CASM of 0.2% as compared to the prior comparable period.

Salaries, Wages and Benefits.  Salaries, wages and benefits increased 12.4% to $135,891,000 for the six months ended September 30, 2007 compared to $120,891,000 for the six months ended September 30, 2006, and were 20.7% and 21.4% of total mainline revenues for the six months ended September 30, 2007 and 2006, respectively.  Salaries, wages and benefits increased over the prior comparable period largely as a result of a 17.0% increase in the employee count, general wage increases, increases in workers compensation insurance and additional stock-based compensation expense.

                Flight Operations.  Flight operations expenses increased 13.6% to $89,742,000 as compared to $78,980,000, and were 13.7% and 14.0% of total mainline revenues for the six months ended September 30, 2007 and 2006, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 116,621 for the six months ended September 30, 2006 to 133,003 for the six months ended September 30, 2007, an increase of 14.0%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 14.0% to $51,963,000 compared to $45,585,000, and were 8.2% and 8.3% of passenger mainline revenues for the six months ended September 30, 2007 and 2006, respectively.  The increase is due to the fact that we employed 14.3% more pilot and flight attendants as compared to the comparable period last year.

    Aircraft insurance expenses totaled $4,309,000 (0.7% of total mainline revenues) and $5,411,000 (1.0% of total mainline revenues) for the six months ended September 30, 2007 and 2006, respectively.  Aircraft insurance expenses were 77¢ and $1.12 per passenger for the six months ended September 30, 2007 and 2006, respectively.

                Aircraft Fuel.  Aircraft fuel costs were $212,062,000 for 93,514,000 gallons used and $191,864,000 for 81,400,000 gallons used for the six months ended September 30, 2007 and 2006, respectively, and resulted in an average fuel cost of $2.27 and $2.36 per gallon, a decrease of 3.8%.  Aircraft fuel costs, excluding unrealized hedging losses and gains, were $2.24 and $2.31 per gallon for the six months ended September 30, 2007 and 2006, respectively.  Aircraft fuel expenses represented 32.3% and 34.0% of total mainline revenue for the six months ended September 30, 2007 and 2006, respectively.  The results of operations for the six months ended September 30, 2007 include non-cash mark to market derivative losses of $2,177,000 recorded as an increase in fuel and net gains of $9,129,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. The results of operations for the six months ended September 30, 2006 include non-cash mark to market derivative losses of $3,700,000 as an increase in fuel and net gains of $1,274,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense.   Fuel consumption for the six months ended September 30, 2007 and 2006 averaged 703 and 698 gallons per block hour, respectively, an increase of 0.7% due to our increase in passenger load factors.

                Aircraft Lease. Aircraft lease expenses totaled $56,577,000 (8.6% of total mainline revenues) and $53,208,000 (9.4% of total mainline revenues) for the six months ended September 30, 2007 and 2006, respectively, an increase of 6.3%.  The increase in aircraft lease expenses is due to an increase in the average number of leased aircraft (an increase from 36.2 to 38.0, or 5.0%), increases in lease rates for four of our aircraft that have variable rents based on LIBOR and additional rent related to two spare engine leases.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $86,613,000 and $77,105,000, an increase of 12.3%, for the six months ended September 30, 2007 and 2006, respectively, and represented 13.2% and 13.6% of total mainline revenue.  During the six months ended September 30, 2007, our departures increased to 53,976 from 48,787, an increase of 10.6%.  Aircraft and traffic servicing expenses were $1,605 per departure for the six months ended September 30, 2007 as compared to $1,580 per departure for the six months ended September 30, 2006, an increase of 1.6%.  This increase was primarily due to rent increases for the additional six gates at DIA and approximately $1,000,000 of additional glycol expenses incurred during the six months ended September 30, 2007.

                Maintenance.  Maintenance expenses of $51,231,000 and $42,660,000 were 7.8% and 7.6% of total mainline revenues for the six months ended September 30, 2007 and 2006, respectively, and increased by 20.1% in the current period as compared to last year.  Maintenance cost per block hour was $385 and $366 for the six months ended September 30, 2007 and 2006, respectively, an increase of 5.2%.  During the six months ended September 30, 2007, we had two major unscheduled maintenance events that were not covered by maintenance agreements which increased expense by $1,315,000, or $10 per block hour.

                Promotion and Sales.  Promotion and sales expenses totaled $70,368,000 and $58,272,000 and were 10.7% and 10.3% of total mainline revenues for the six months ended September 30, 2007 and 2006, respectively, an increase of 20.8%.  During the six months ended September 30, 2007, promotion and sales expenses per mainline passenger increased to $12.51 from $12.06 for the six months ended September 30, 2006.

                General and Administrative.  General and administrative expenses for the six months ended September 30, 2007 and 2006 totaled $28,801,000 and $27,970,000, respectively, and were 4.4% and 4.9% of total mainline revenues, respectively, an increase of 3.0%.   The increase in general and administrative expenses primarily related to increased wages and information technology consulting fees offset by decreases in workers compensation expense, bonus accruals and health insurance expense.

                Depreciation.  Depreciation expenses of $22,107,000 and $15,836,000 and were approximately 3.4% and 2.8% of total mainline revenues for the six months ended September 30, 2007 and 2006, respectively, an increase of 39.6%.  Depreciation expense increased over the prior comparable period as a result of $2,874,000 in accelerated depreciation recorded during the six months ended September 30, 2007 for our seat replacement project and an increase in the average number of aircraft owned to 21.2 during the six months ended September 30, 2007 as compared to 17.2 during the six months ended September 30, 2006, an increase of 23.3%.

Consolidated Nonoperating Expenses

                Nonoperating Expense.  Net nonoperating expense totaled $10,616,000 for the six months ended September 30, 2007 as compared to net nonoperating expense of $6,442,000 for the six months ended September 30, 2006, an increase of 64.8%

Interest income decreased to $7,196,000 from $8,156,000 during the six months ended September 30, 2007 from the prior comparable period as a result of a decrease in our average cash position and lower rates earned on investments.

Interest expense increased to $17,637,000 for the six months ended September 30, 2007 from $14,672,000 for the six months ended September 30, 2006.  The increase in interest expense was due to additional debt for to the increase in the average number of owned aircraft during the period from 17.2 to 21.2 and an increase in the weighted average borrowing rate.   Aircraft debt increased from $377,198,000 as of September 30, 2006 to $473,974,000 as of September 30, 2007.

                Income Tax Expense.  There was no provision for income taxes for the six months ended September 30, 2007 due to accumulated losses for which valuation allowances have been recorded.  We will assess the ongoing utilization for accumulated losses and the related valuation allowance each quarter.  We recorded an income tax expense of $3,731,000 during the six months ended September 30, 2006 at a 45.5% rate.

Regional Partners

Passenger Revenues — Regional Partners.  Regional partner revenues, which consist of revenues from Horizon and Republic, totaled $61,749,000 for the six months ended September 30, 2007 and $52,461,000 for the six months ended September 30, 2006, a 17.7% increase.  The increase in revenue is due to a 22.7% increase in passengers offset by a decrease in the average fare to $99.50 from $103.71, a decrease of 4.1%.   The decrease is largely due to the increase in connecting traffic over the September 30, 2006 quarter which obtains a lower fare than local traffic and the low fares obtained from the Los Angeles, California to San Francisco, California shuttle which we discontinued in July 2007.

                Operating Expenses — Regional Partners.  Regional partner expenses for the six months ended September 30, 2007 and 2006 totaled $71,023,000 and $57,516,000, respectively, and were 115.0% and 109.6% of total regional partner revenues, respectively.

Lynx Aviation

                 Lynx Aviation is in the start-up phase of operations and is currently in the process of obtaining FAA authorization to provide scheduled air transportation service using Bombardier Q400 aircraft.  Start-up costs for the six months ended September 30, 2007 were $5,058,000 as compared to $757,000 for the six months ended September 30, 2006.

                 During the six months ended September 30, 2007, $2,514,000 of flight operation expenses primarily related to pilot salaries and training and aircraft induction costs.  Maintenance expenses of $940,000 salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics.  General and administrative costs of $1,226,000 primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel.  Our liquidity will be negatively impacted by the record high price of fuel, which crossed $92 a barrel on October 26, 2007.  We depend on lease or mortgage-style financing to acquire all of our aircraft, including ten additional Airbus aircraft that are scheduled for delivery through November 2011 and eight Bombardier aircraft scheduled for delivery through December 2007.

We had cash and cash equivalents of $181,103,000 and $202,981,000 at September 30, 2007 and March 31, 2007, respectively.  At September 30, 2007, total current assets were $352,218,000 as compared to $421,516,000 of total current liabilities, resulting in negative working capital of $69,298,000.  At March 31, 2007, total current assets were $340,405,000 as compared to $359,326,000 of total current liabilities, resulting in negative working capital of $18,921,000.  The decrease in working capital is primarily due to two Lynx Aviation aircraft loans in the amount of $31,817,000 which are classified as current due to the short-term nature of the financing agreements and capital expenditures including the additional pre-delivery payments for future aircraft deliveries.

Operating activities.  Cash provided by operating activities for the six months ended September 30, 2007 was $36,879,000 as compared to cash used by operating activities of $9,550,000 for the six months ended September 30, 2006. The increase in operating cash flows was primarily due to increased profits as compared to the same period last year and a lower usage of cash from working capital.

                Investing Activities.  Cash used in investing activities for the six months ended September 30, 2007 was $145,269,000.  Capital expenditures were $155,861,000 for the six months ended September 30, 2007 which included the purchase of three Airbus A318 and two Bombardier Q400 aircraft, new leather seat sets for 14 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Purchase deposits applied to the purchase of three Airbus A318 aircraft, two Bombardier Q400 aircraft and LiveTV equipment aircraft totaled $28,206,000.  Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $18,054,000.  We also received proceeds of $440,000 primarily from the sale of aircraft parts that are held for sale.

Cash used in investing activities for the six months ended September 30, 2006 was $82,614,000.  Capital expenditures were $129,083,000 for the six months ended September 30, 2006 which included the purchase of three Airbus A319 aircraft and one spare engine, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment.  We received $43,316,000 primarily from the sale of one of the three newly acquired Airbus A319 aircraft and a spare engine in two sale-leaseback transactions and proceeds from the sale of Boeing assets held for sale.   Aircraft lease and purchase deposits made during the period were $23,369,000, including $9,335,000 for pre-delivery payments on Bombardier Q400 aircraft, which was offset by pre-delivery payments and deposits totaling $26,522,000 applied against the purchase of three Airbus A319 aircraft, one spare engine and LiveTV equipment.

Financing Activities.  Cash received from financing activities for the six months ended September 30, 2007 was $86,512,000.  During the six months ended September 30, 2007, we borrowed $101,481,000 for the purchase of three Airbus A318 and two Bombardier Q400 aircraft offset by debt principal payments of $14,263,000 on 22 of our owned aircraft and $738,000 in financing fees.

Cash provided by financing activities for the six months ended September 30, 2006 was $40,566,000.  During the six months ended September 30, 2006, we paid $10,957,000 of debt principal payments on 18 owned aircraft and we borrowed $52,400,000 for two additional Airbus A319 aircraft.  We also were required to increase our compensating balance at a bank by $750,000 to secure letters of credit.

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

                 Our purchase rights for 17 Airbus aircraft expired on July 1, 2007.  We have options to purchase ten Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights.  We have obtained financing for all of our planned Airbus aircraft deliveries up to our February 2009 delivery and eight Bombardier aircraft for which we have firm purchase commitments and expect to have adequate liquidity to cover our contractual obligations.  We intend to place all Bombardier aircraft financing with Lynx Aviation with Frontier Holdings and Frontier as guarantors.  However, we cannot predict future trends or predict whether current trends and conditions will continue.  Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended March 31, 2007.

We currently sublease approximately one-half of a maintenance hangar located at DIA from Continental Airlines. We use this facility to perform our heavy maintenance and some of our line maintenance. The sublease for the facility expired in February 2007, and we are currently on a month-to-month lease. We are moving forward with the design and construction of a line maintenance facility at DIA.  Design has been completed but the project remains contingent on the ability to offer reasonably priced special facility bonds to finance the project and to negotiate the related lease document with DIA.  If successful, we anticipate commencing construction of the project in Spring 2008, with completion within 12 to 18 months.  As designed, the facility would accommodate line maintenance for our mainline fleet and provide space for our Regional Partners and Lynx Aviation on an ad hoc basis.  In the interim, we are seeking short-term use of facilities around our network to accommodate line maintenance requirements.  We continue to analyze the most economically favorable location for a heavy maintenance facility.  We requested proposals for a number of locations deemed to be operationally acceptable, and have narrowed the list of candidates to DIA and Colorado Springs.  We are hoping to make a final decision regarding the location of the heavy maintenance hangar soon.  To the extent a facility is located at an airport other than DIA, we may incur relocation expenses and higher than normal staff attrition.  We may also be forced to contract for third party maintenance services during a transition period, which would increase our overall maintenance costs.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007:

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt and short-term borrowings - principal (1)	$565,974	$62,653	$67,328	$90,736	$345,257
Long-term debt and short-term borrowings - interest (1)	265,638	36,055	63,931	52,175	113,477
Operating leases (2)	1,611,333	174,105	361,305	334,842	741,081
Unconditional purchase obligations (3) (4) (5)	577,632	239,049	338,583	—	—
Total contractual cash obligations	$3,020,577	$511,862	$831,147	$477,753	$1,199,815

 (1)        At September 30, 2007, we had 22 loan agreements for 13 Airbus A319 aircraft and nine Airbus A318 aircraft.  Two of the loans have a term of 10 years and are payable in equal monthly installments, including interest, payable in arrears.  These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.  The remaining 20 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually.  At September 30, 2007, interest rates for these loans ranged from 6.63% to 8.38%.  Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $9,312,000 at the end of the term.  All of the loans are secured by the aircraft.  Actual interest payments will change based on changes in LIBOR.  In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft.  This loan has a seven-year term with quarterly installments of approximately $250,000.  The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 9.13% at September 30, 2007.

At September 30, 2007, we had two loan agreements for two Bombardier Q400 aircraft.  These aircraft loans are variable rate interest only loans that had initial maturity dates of September 30, 2007.  The maturity dates were extended to October 31, 2007 and can be further extended until December 15, 2007 if necessary.  The Company has secured long-term financing for these aircraft; however, if an operating certificate is not obtained by Lynx Aviation, the aircraft will be purchased by Frontier Holdings.  A security interest in the aircraft secures the loan and it is guaranteed by both Frontier and Frontier Holdings.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025.  At any time on or after December 20, 2010, we may redeem any of the convertible notes for the principal amount plus accrued interest.  Note holders may require us to repurchase the notes for cash for the principal amount plus accrued interest only on December 15, 2010, 2015 and 2020 or at any time prior to their maturity following a designated event as defined in the indenture for the convertible notes.  Holders may convert the notes into shares of our common stock at a conversion rate of 96.7352 shares per $1,000 principal amount (representing a conversion price of approximately $10.34 per share).  In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments.  However, these notes may be called five years from the date of issuance, which would impact the timing of the principal payments and the amount of interest paid.

(2)          As of September 30, 2007, we leased 36 Airbus A319 type aircraft and two Airbus A318 aircraft under operating leases with expiration dates ranging from 2013 to 2019.  Under all of our leases, we have made cash security deposits, which totaled $18,205,000 at September 30, 2007.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft.  These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the six months ended September 30, 2007 and 2006, additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $13,225,000, and $13,725,000, respectively, and are included in maintenance expense in the statement of operations.

On January 11, 2007, we signed an agreement with Republic, under which Republic will operate up to 17 Embraer 170 aircraft each with capacity of up to 76-seats.  The contract period is for an 11-year period starting on the date the last aircraft is placed in service, which is scheduled for December 2008.  The service began on March 4, 2007 and replaced our agreement with Horizon.  In the contractual obligations table above, fixed costs associated with the Republic and Horizon agreements are reflected through their respective stated contract periods.

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

(3)          As of September 30, 2007, we have remaining firm purchase commitments for ten additional aircraft from Airbus that have scheduled delivery dates beginning in February 2008 and continuing through August 2010 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009.  We also have eight remaining firm purchase commitments from Bombardier that all have scheduled delivery dates in fiscal year 2008.  Included in the purchase commitments are the remaining amounts due Airbus and Bombardier and amounts for spare aircraft components to support the additional aircraft.  We are not under any contractual obligations with respect to spare parts.

We have secured financing commitments totaling approximately $161,000,000 for commitments for our remaining eight Bombardier aircraft and to re-finance the two Bombardier aircraft purchased during the quarter ended September 30, 2007.  We have secured financing totaling approximately $64,000,000 to complete the purchase of two of our remaining ten Airbus aircraft scheduled for delivery in our fourth fiscal quarter.  To complete the purchase of the remaining eight Airbus aircraft scheduled for delivery starting in February 2009, we must secure additional aircraft financing totaling approximately $256,000,000 assuming bank financing was used for these remaining aircraft.    The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of September 30, 2007, we had made pre-delivery payments on future aircraft deliveries totaling $43,197,000 of which $17,572,000 relates to aircraft for which we have not yet secured financing and $25,625,000 relates to aircraft for which we have secured financing.

(4)          In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet.  We intend to install LiveTV in every new Airbus aircraft we place in service.  The table above includes amounts for the installation of DirecTV for the remaining 10 Airbus aircraft we currently expect to purchase.

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

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  We also provide letters of credit for our workers’ compensation insurance.  As of September 30, 2007, we had outstanding letters of credit, bonds, and cash security deposits totaling $21,015,000, $2,452,000 and $19,982,000 respectively.

We also have an agreement with a financial institution where we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility.  As of September 30, 2007, we had $17,841,000 available under this facility. We have reduced the amount available for borrowings by letters of credit issued of $13,550,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving line of credit that permits us to issue letters of credit up to $3,500,000.  In June 2006, the revolving line of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000 and matures in June 2008.  As of September 30, 2007, we have utilized $4,620,000 for letters of credit under this agreement for standby letters of credit that provide credit support for certain facility leases.

We have a contract with a bankcard processor that requires us to pledge a certificate of deposit equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions.  As of September 30, 2007, that amount totaled $65,898,000.  The amount is adjusted quarterly in arrears based on our air traffic liability associated with these estimated bankcard transactions.  As of December 1, 2007, we expect that our requirements will decrease by approximately $5,500,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, working capital ratio, and percentage of debt to debt plus equity.  As of September 30, 2007, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC.  If we failed the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended October 19, 2007, the bond coverage would be increased to $6,483,000 if we failed the tests.  If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program comprised of swap and collar agreements.  Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity.  If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price and a floor price.  When the hedged product’s index price is above the cap, we receive the difference between the index and the cap.  When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. These fuel hedges have been designated as trading instruments, and, as such, realized and mark to market adjustments are included in aircraft fuel expense.  The results of operations for the six months ended September 30, 2007 and 2006 include non-cash mark to market derivative losses of $2,177,000 and $3,700,000, respectively. Cash settlements for fuel derivatives contracts for the six months ended September 30, 2007 and 2006 were receipts of $9,129,000 and $1,274,000, respectively.  We have entered into the following swap and collar agreements that cover periods during our fiscal year 2008:

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

*Jet A is Gulf Coast Jet A fuel.  Crude oil is West Texas Intermediate crude oil.

**  One barrel is equal to 42 gallons.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term.  For owned aircraft, this agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The costs under this agreement for our purchased aircraft for the six months ended September 30, 2007 and 2006 were approximately $4,788,000 and $2,910,000, respectively.  Any unplanned maintenance expenses not otherwise covered by reserves are paid by us.  For our leased aircraft that are covered by the agreement, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements.  At the time a leased engine makes a scheduled maintenance shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.  To the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of September 30, 2007, approximately $562,757,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $23,142,000 principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Employees

In September 2007, our dispatchers signed an amended five year collective bargaining agreement with Frontier. The contract with our dispatchers, who are represented by the Transport Workers Union (TWU), affects approximately 16 employees.

In March 2006, our material specialists voted for union representation by the International Brotherhood of Teamsters (IBT) affecting approximately 22 employees.  In September 2007, a four year agreement was reached between Frontier and the IBT, with an economic re-opener in July 2008, to correspond to the maintenance union contract.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, included in our annual report on Form 10-K for the year ended March 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel.  Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the six months ended September 30, 2007.  Based on actual fuel usage for the six months ended September 30, 2007, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense for the quarter ended September 30, 2007 by approximately $24,300,000, excluding the impact of our fuel hedging.  Comparatively, based on projected fiscal year 2008 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2008 by approximately $46,800,000, excluding the effects of our fuel hedging arrangements.

    Our results of operations for the six months ended September 30, 2007 include cash settlements on fuel derivative contracts of $9,129,000 recorded as a decrease to fuel expense and non-cash mark to market losses of $2,177,000 recorded as an increase in fuel expense with respect to fuel hedging agreements.  As of September 30, 2007, the fair value of the hedge agreements recorded on the balance sheet as an asset was $11,552,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft.  Interest expense on 76.6% of our debt is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $4,093,000 assuming the loans outstanding that are subject to interest rate adjustments at September 30, 2007 totaling $409,305,000 are outstanding for the entire period.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on September 6, 2007 at which a quorum for the transaction of business was present.  One matter was voted upon, as described below.

Members of the Board of Directors elected at the meeting were D. Dale Browning, Rita M. Cuddihy, Paul S. Dempsey, Patricia A. Engels, B. Larae Orullian, Jeff S. Potter, Robert D. Taylor, and James B. Upchurch.  The votes cast with respect to each nominee were as follows:

Director	For	Withheld

Mr. Browning	32,415,069	586,752
Ms. Cuddihy	32,580,624	421,197
Mr. Dempsey	32,574,899	426,922
Ms. Engels	32,571,119	430,702
Ms. Orullian	32,558,062	443,759
Mr. Potter	30,899,798	2,102,023
Mr. Taylor	32,570,773	431,048
Mr. Upchurch	32,573,053	428,768

Item 6.              Exhibits

Exhibit
Numbers	Description of Exhibits

Exhibit 2 — Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1

Agreement and Plan of Merger, dated as of January 31, 2006, by and among Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., and FA Sub, Inc. (Annex I to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 3 — Articles of Incorporation and Bylaws:

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

Exhibit 4 — Instruments defining the rights of security holders:

4.1	Specimen common stock certificate of Frontier Airlines Holdings, Inc. (Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

4.2

Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 — Air Transportation Stabilization Board. Two Warrants, dated as of February 14, 2003, substantially identical in all material respects to this Exhibit, have been entered into with each of the Supplemental Guarantors granting each Supplemental Guarantor a warrant to purchase 191,697 shares under the same terms and conditions described in this Exhibit. Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 25, 2003).

4.2(a)

Warrant Supplement to Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 — Air Transportation Stabilization Board. Two Warrant Supplements dated March 17, 2006, substantially identical in all material respects to this Exhibit have been entered into with each of the Supplemental Guarantors. (Exhibit 4.2(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

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

Exhibit 10 — Material Contracts:

10.3(b)*

Amendment No. 11 to the A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L. and Frontier Airlines, Inc. Portions of this exhibit have been excluded from the publicly available document and filed separately with the SEC in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

Exhibits 31 and 32 — Certifications

31.1*	Certification of President and Chief Executive Officer of Frontier Airlines Holdings, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Frontier Airlines Holdings, Inc. pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

**           Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES HOLDINGS, INC.

Date: October 26, 2007	By:	/s/ Paul H. Tate
Paul H. Tate, Senior Executive Vice President and
Chief Financial Officer

Date: October 26, 2007	By:	/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller,
Treasurer and Principal Accounting Officer