Form 10-Q
period 2007-12-31
Frontier Airlines Holdings, Inc.
filed 2008-01-31
CIK 1351548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of the Company’s Common Stock outstanding as of January 28, 2007 was 36,641,744.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$170,434	$202,981
Restricted investments	41,415	42,844
Receivables, net of allowance for doubtful accounts of $636 and $632 at December 31, 2007 and March 31, 2007, respectively	38,411	50,691
Prepaid expenses and other assets	21,786	26,163
Inventories, net of allowance of $443 and $329 at December 31, 2007 and March 31, 2007, respectively	18,151	15,685
Assets held for sale	1,439	2,041
Total current assets	291,636	340,405
Property and equipment, net (note 4)	761,671	605,131
Security and other deposits	24,664	20,850
Aircraft pre-delivery payments	30,193	52,453
Restricted investments	2,845	2,845
Deferred loan fees and other assets	15,739	21,184
Total Assets	$1,126,748	$1,042,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,408	$52,001
Air traffic liability	174,753	183,754
Other accrued expenses (note 6)	69,299	80,324
Current portion of long-term debt (note 7)	33,328	26,847
Short-term borrowings (note 7)	12,333	—
Deferred revenue and other current liabilities (note 5)	18,360	16,400
Total current liabilities	367,481	359,326
Long-term debt (note 7)	448,236	359,908
Convertible notes (note 7)	92,000	92,000
Deferred revenue and other liabilities (note 5)	25,459	22,138
Total Liabilities	$933,176	$833,372

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,641,744 and 36,627,455 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	37	37
Treasury stock, stated at cost (note 8)	—	(1,838)
Additional paid-in capital	194,833	193,943
Unearned ESOP shares	—	—
Accumulated other comprehensive loss, net of tax (note 8)	—	(22)
Retained earnings	(1,298)	17,376
Total Stockholders’ Equity	193,572	209,496
Total Liabilities and Stockholders’ Equity	$1,126,748	$1,042,868

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended December 31, 2007 and 2006

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Revenues:
Passenger	$321,550	$260,505	$1,014,348	$859,049
Cargo	1,424	1,653	4,587	5,234
Other	10,935	9,095	32,711	24,248

Total revenues	333,909	271,253	1,051,646	888,531

Operating expenses:
Flight operations	46,302	39,111	138,558	118,094
Aircraft fuel (note 9)	117,493	81,593	329,578	273,457
Aircraft lease	29,253	27,553	85,831	80,761
Aircraft and traffic servicing	49,000	43,078	135,802	120,186
Maintenance	25,337	22,403	77,508	65,067
Promotion and sales	32,356	28,246	102,733	86,522
General and administrative	15,907	12,657	45,934	41,370
Operating expenses - regional partners	38,579	26,163	109,602	83,679
Post-retirement liability curtailment gain (note 10)	(6,361)	—	(6,361)	—
Employee separation and other charges (reversals) (note 10)	442	—	442	(14)
Gains on sales of assets, net	(4)	(8)	—	(655)
Depreciation	11,207	8,923	33,471	24,759

Total operating expenses	359,511	289,719	1,053,098	893,226

Business interruption insurance proceeds	—	—	300	868

Operating income	(25,602)	(18,466)	(1,152)	(3,827)

Nonoperating income (expense):
Interest income	2,840	3,824	10,037	11,980
Interest expense	(9,301)	(7,889)	(26,939)	(22,561)
Loss on early extinguishment of debt (note 7)	(283)	—	(283)	—
Other, net	(162)	(184)	(337)	(110)

Total nonoperating income (expense), net	(6,906)	(4,249)	(17,522)	(10,691)

Loss before income taxes	(32,508)	(22,715)	(18,674)	(14,518)

Income tax benefit	—	(8,309)	—	(4,578)

Net loss	$(32,508)	$(14,406)	$(18,674)	$(9,940)

Loss per share (note 11):
Basic and diluted	$(0.89)	$(0.39)	$(0.51)	$(0.27)

Weighted average shares of common stock outstanding
Basic and diluted	36,642	36,617	36,639	36,602

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,674)	$(9,940)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Compensation expense under long-term incentive plans and employee ownership plans	2,237	2,813
Depreciation and amortization	34,640	25,911
Provisions recorded on inventories and write-off of assets beyond economic repair	1,138	835
Gain on disposal of assets	—	(655)
Mark to market derivative losses, net	5,712	2,306
Post-retirement liability curtailment gain	(6,361)	—
Loss on early extinguishment of debt	283	—
Deferred tax expense	—	(4,782)
Changes in operating assets and liabilities:
Restricted investments	1,429	(16,017)
Receivables	12,280	17,230
Security and other deposits	(75)	(138)
Prepaid expenses and other assets	4,378	646
Inventories	(2,579)	(9,569)
Other assets	(401)	(31)
Accounts payable	7,407	1,622
Air traffic liability	(9,002)	(22,855)
Other accrued expenses	(4,204)	(4,907)
Deferred revenue and other liabilities	4,479	3,764
Net cash provided by (used in) operating activities	32,687	(13,767)

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(24,259)	(36,222)
Proceeds from the sale of property and equipment and assets held for sale	93,147	43,706
Capital expenditures	(240,212)	(109,088)
Net cash used in investing activities	(171,324)	(101,604)

Cash flows from financing activities:
Net proceeds from issuance of common stock	31	135
Payment to bank for compensating balances	—	(750)
Proceeds from long-term borrowings	201,136	52,400
Proceeds from short-term borrowings	44,150
Principal payments on aircraft notes	(106,326)	(17,428)
Payments on short-term borrowings	(31,817)	—
Payment of financing fees	(1,084)	(239)
Net cash provided by financing activities	106,090	34,118

Net decrease in cash and cash equivalents	(32,547)	(81,253)

Cash and cash equivalents, beginning of period	202,981	272,840
Cash and cash equivalents, end of period	$170,434	$191,587

Supplemental disclosure of investing activities:

In the nine months ended December 31, 2007 and 2006, the Company applied pre-delivery payments of $42,780,000 and $26,522,000, respectively, towards the purchase price of aircraft and LiveTV.

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

December 31, 2007

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

Certain prior period amounts have been reclassified to conform to the current year presentation. The marketing component of the sale of the Company’s EarlyReturns miles, previously reported as a reduction of promotion and sales expense in the amount of $4,811,000 and $10,170,000, have been reclassified as other revenue for the three and nine month periods ended December 31, 2006, respectively.

The consolidated financial statements include the accounts of Frontier Holdings, Frontier Airlines, Inc. (“Frontier”), and Lynx Aviation, Inc. (“Lynx Aviation”), which are wholly owned subsidiaries of Frontier Holdings.  Lynx Aviation received its operating certificate and began operations on December 7, 2007.  The financial results of Frontier Holdings include the operating results of Frontier and start-up costs and losses for Lynx Aviation.  In addition to mainline service, Frontier has entered into capacity purchase agreements to supplement its mainline operations with three partners (“Regional Partners”) and Lynx Aviation.  See Note 12 for operating segment information.

Financial results, as measured by net income, for the Company, and airlines in general, are seasonal in nature.  More recently, the financial results for Frontier’s first and second fiscal quarters generally have exceeded its third and fourth fiscal quarters.  Results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.

Lynx Aviation

Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The purchase agreement was assumed by Lynx Aviation and Lynx Aviation took title of the first eight aircraft deliveries which were purchased during the nine months ended December 31, 2007.  During the nine months ended December 31, 2007, Lynx Aviation completed five sale-leaseback transactions on these aircraft. Lynx Aviation took delivery of the last two aircraft in January 2008. See Note 14 for subsequent events. The aircraft are operated by Lynx Aviation under a separate operating certificate. Lynx Aviation may exercise its option to purchase the option aircraft no later than 12 months prior to the first day of the month of the scheduled delivery date.  The first option aircraft delivery date is March 2009 and the last option aircraft delivery date is July 2010.

Lynx Aviation has entered into a capacity purchase agreement with Frontier, effective December 7, 2007, whereby Frontier pays Lynx Aviation a contractual amount for the purchased capacity regardless of the revenue collected on those flights.  The amount paid to Lynx Aviation is based on operating expenses plus a margin.  The payments made under this agreement are eliminated in consolidation, and the passenger revenues generated by Lynx Aviation are included in passenger revenues in the consolidated statements of operations.  Payments made under the capacity purchase agreement during the three months ended December 31, 2007 were $2,295,000.   See Note 12 for operating segment information.

Regional Partners

In January 2007, the Company entered into an agreement with Republic Airlines, Inc. (“Republic”), under which Republic will operate up to 17 76-seat Embraer 170 aircraft.  The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008.  The service began on March 4, 2007 and replaced all CRJ 700 aircraft operated by Horizon Air Industries, Inc. (“Horizon”).  The contract with Horizon expired on return of the last aircraft in November 2007.  Frontier establishes the scheduling, routes and pricing of the flights operated under the Republic agreement. The Company compensates Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses.  The agreement provides for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned.

In September 2003, the Company signed an agreement with Horizon under which Horizon operated up to nine 70-seat CRJ 700 aircraft.  In September 2006, the Company amended the agreement with Horizon to provide that all nine CRJ-700 aircraft would be returned to Horizon during a one-year ramp down period which began in January 2007. The contract was terminated upon completion of the ramp down period in November 2007.

In September 2007, Frontier signed a limited-term contract with ExpressJet Airlines, Inc. (“ExpressJet”) to operate two to four 50-seat Embraer 145XR jets on behalf of Frontier.  These jets were used to service previously announced routes that were intended to be serviced by Lynx Aviation.  Lynx Aviation replaced ExpressJet on these routes as soon as its certification was completed.  The service by ExpressJet started November 15, 2007 and terminated on December 6, 2007.

In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that the agreements with Regional Partners each contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to Regional Partners on a gross basis.  Revenues are pro-rated to the segment operated by the Regional Partners based on miles flown and are included in passenger revenues.  Expenses directly related to the flights flown by the Regional Partners are included in operating expenses – regional partners.  The Company allocates indirect expenses between mainline and Regional Partners operations by using Regional Partners departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

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

The Company files income tax returns in the U.S., foreign and various state and local jurisdictions. The Company is not currently under examination by the IRS and tax years beginning after April 1, 2003 remain subject to examination.   State jurisdictions remain subject to examination for tax years 2002 - 2006. The Company believes there will not be any material changes in unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized with respect to taxes during the nine months ended December 31, 2007.

3.     Equity Based Compensation Plans

For the three and nine months ended December 31, 2007, the Company recognized stock-based compensation expense of $309,000 and $859,000, respectively, for stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), net of estimated forfeitures. For the three and nine months ended December 31, 2006, the Company recognized stock-based compensation expense of $241,000 and $749,000, respectively. Unrecognized stock-based compensation expense related to unvested options and RSU awards outstanding as of December 31, 2007 was approximately $5,124,000, and will be recorded over the remaining vesting periods of one to five years.  At December 31, 2007, the remaining weighted average recognition period for options and RSUs was 3.7 years and 3.5 years, respectively.

During the nine months ended December 31, 2007, the Company granted 538,341 SARs at a weighted average base price of $5.83 per share with a grant-date fair value of $3.11.  During the nine months ended December 31, 2007, the Company also granted 250,541 RSUs at a weighted average grant date market value of $5.88.

The following table shows the Company’s assumptions used to compute the stock-based compensation expense for stock option and SAR grants issued during the nine months ended December 31, 2007 and 2006:

Nine months ended December 31, 2007
Assumptions:
Risk-free interest rate	4.44%
Dividend yield	0%
Volatility	60.42%
Expected life (years)	5

Exercise and base prices for options and SARs outstanding, respectively, as of December 31, 2007 ranged from $2.13 per share to $24.17 per share.  The weighted-average remaining contractual life of these equity awards is 4.8 years.  The aggregate intrinsic value of in-the-money vested options and SARs outstanding, which is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock, was $151,000 as of December 31, 2007.  As of December 31, 2007, the Company had 1,389,000 shares available for future grants.

4.     Property and Equipment, Net

As of December 31, 2007 and March 31, 2007, property and equipment consisted of the following:

	December 31,	March 31,
	2007	2007
	(In thousands)
Aircraft, spare aircraft parts, and improvements to leased aircraft	$838,057	$667,364
Ground property, equipment and leasehold improvements	54,058	42,301
Computer software	14,478	10,234
Construction in progress	8,055	5,191
	914,648	725,090
Less accumulated depreciation	(152,977)	(119,959)

Property and equipment, net	$761,671	$605,131

Property and equipment includes capitalized interest of $3,951,000 and $1,970,000 at December 31, 2007 and March 31, 2007, respectively.

During the three and nine months ended December 31, 2007, the Company recorded additional depreciation expense of $354,000 and $3,228,000, respectively, related to a change in estimate of the useful life of its aircraft seats due to the implementation of a program to replace its Airbus seats with new leather seats estimated to be completed in May 2008.

5.     Deferred Revenue and Other Liabilities

At December 31, 2007 and March 31, 2007, deferred revenue and other liabilities consisted of the following:

	December 31,	March 31,
	2007	2007
	(In thousands)
Deferred revenue primarily related to co-branded credit card	$23,690	$19,047
Deferred rent	18,251	18,861
Other	1,878	630

Total deferred revenue and other liabilities	43,819	38,538
Less current portion	(18,360)	(16,400)

	$25,459	$22,138

6.               Other Accrued Expenses

At December 31, 2007 and March 31, 2007, other accrued expenses consisted of the following:

	December 31,	March 31,
	2007	2007
	(In thousands)
Accrued salaries and benefits	$36,394	$42,616
Federal excise and other passenger taxes payable	19,834	26,914
Property and income taxes payable	6,194	2,593
Other	6,877	8,201

Total other accrued expenses	$69,299	$80,324

7.     Long-Term Debt and Short-term Borrowings

	December 31,	March 31,
	2007	2007
	(In thousands)

Convertible Notes, fixed interest rate of 5.0%	$92,000	$92,000

Credit facility (1)	3,000	—

Debt Secured by Aircraft:
Aircraft notes payable, fixed interest rates with a 6.70% weighted average interest rate	80,380	34,314
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 6.92% and 7.18% at December 31, 2007 and March 31, 2007, respectively (2)	394,642	348,426
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 9.00% and 8.38% at December 31, 2007 and March 31, 2007, respectively	3,542	4,015
Aircraft pre-delivery deposit financing, variable interest rate based on LIBOR plus a margin, with a rate of 7.13 at December 31, 2007 (3)	12,333	—

Total debt	585,897	478,755
Less: current maturities	(33,328)	(26,847)
Less: short-term borrowings	(12,333)	—
Long-term debt	$540,236	$451,908

(1) In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to support of letters of credit and for general corporate purposes. The initial Credit Facility was renewed for another two-year period ending May 2009.  Under this facility, the Company may borrow the lesser of

$20,000,000 (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts.  The amount available for letters of credit is equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility is based on the Eurodollar rate plus a margin or prime plus a margin.  In addition, there is a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount.  The Credit Facility contains a covenant that will not permit the Company to maintain an unrestricted cash and cash equivalent position of less than $120,000,000, with a 30-day cure period. The amount available for borrowings under the Credit Facility based on a percentage of the current market value of the pledged eligible spare parts at December 31, 2007 was $18,187,000.  The Company has reduced the amount available for borrowings by letters of credit issued of $14,560,000 and short-term borrowings of $3,000,000.

(2)  During the nine months ended December 31, 2007, the Company borrowed $69,665,000 for the purchase of three Airbus A318 aircraft delivered in April 2007, May 2007 and June 2007.  These senior loans have terms of 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR. At the end of the term, there are balloon payments for each of these loans.  A security interest in the three purchased aircraft secures the loans.

During the nine months ended December 31, 2007, the Company borrowed $48,283,000 for the purchase of three Bombardier Q400 aircraft.  These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR. A security interest in the aircraft secures the loan.  Also, during the nine months ended December 31, 2007, the Company borrowed $80,188,000 for the purchase of five Bombardier Q400 aircraft which were subsequently sold in a sale-lease back transaction for a gain of $801,000.  The gain will be deferred and amortized over the life of the associated leases.

(3)  In November 2007, the Company entered into a pre-delivery deposit facility (“PDP Facility”) for the purpose of financing obligations to make pre-delivery payments on eight A320 aircraft.  The PDP Facility allows the Company to draw amounts up to $22,200,000 for aircraft deliveries through August 2010.  As of December 31, 2007, the Company had $12,333,000 outstanding under the PDP Facility for A320 aircraft deliveries scheduled for February 2008 and March 2008.  As such, the amount outstanding is classified as short-term borrowings on the consolidated balance sheet.

Other Revolving Facility and Letters of Credit

In July 2005, the Company entered into an agreement with a financial institution for a $5,000,000 revolving line of credit that allows the Company to issue letters of credit up to $3,500,000.  In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits the Company to issue letters of credit up to $5,000,000 and matures in June 2008. As of December 31, 2007, the Company has used $4,817,000 under this agreement for standby letters of credit to provide credit support for certain facility leases.  A cash compensating balance of $2,750,000 is required to be maintained to secure additional letters of credit, which has been classified as restricted investments on the consolidated balance sheets.

At December 31, 2007, the Company was in compliance with the covenants for all debt and lease agreements.

Sale-Lease Back Transactions and Loss on Early Extinguishment of Debt

During the three months ended December 31, 2007, the Company executed sale-lease back transactions on five Bombardier Q400 aircraft loans into lease transactions.  The gain on the sale-lease back transactions was $801,000, which were deferred over the new lease terms of 15 years.  Also, prior to the sale-leaseback transactions, the Company paid off interim loans on the Bombardier Q400 aircraft and wrote-off $283,000 of debt issuance fees as a loss on early extinguishment of debt in the consolidated statement of operations.

8.     Equity

Treasury Stock and Unearned ESOP shares

In March 2007, the Company purchased 300,000 shares of its common stock for $1,838,000.  These shares were purchased to fund the Company’s 2007 contribution to the Employee Stock Ownership Plan (“ESOP”). These shares were subsequently contributed to the ESOP.  Compensation expense for the ESOP for the three and nine months ended December 31, 2007 was $459,000 and $1,378,000, respectively.  Compensation expense for the ESOP for the three and nine months ended December 31, 2006 was $698,000 and $2,094,000, respectively.

Comprehensive Loss

A summary of the comprehensive loss for the three and nine months ended December 31, 2007 and   2006 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net loss	$(32,508)	$(14,406)	$(18,674)	$(9,940)
Other comprehensive income:
Post-retirement liability curtailment gain	22	—	22	—
Unrealized loss on derivative instruments, net of tax	—	(24)	—	(54)
Total comprehensive loss	$(32,486)	$(14,430)	$(18,652)	$(9,994)

9.     Fuel Hedging Transactions

The Company’s operations are inherently dependent upon the price of and availability of aircraft fuel.  In November 2002, the Company initiated a fuel hedging program using a variety of financial derivative instruments.  These fuel hedges do not qualify for hedge accounting under SFAS 133, and, as such, realized and non-cash marks to market adjustments are included in aircraft fuel expense.

The results of operations for the three months ended December 31, 2007 and 2006 include non-cash mark to market derivative losses of $3,535,000 and derivative gains of $1,394,000, respectively. Cash settlements for fuel derivatives contracts for the three months ended December 31, 2007 and 2006 were receipts of $12,829,000 and payments of $3,791,000, respectively.  The results of operations for the nine months ended December 31, 2007 and 2006 include non-cash mark to market derivative losses of $5,712,000 and $2,306,000, respectively. Cash settlements for fuel derivatives contracts for the nine months ended December 31, 2007 and 2006 were receipts of $21,958,000 and payments of $2,517,000, respectively.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31		Nine Months Ended December 31
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Aircraft fuel expense	$117,493	$81,593	$329,578	$273,457
Aircraft fuel expense - regional partner	13,902	7,895	37,701	26,448
Total system-wide fuel expense	131,395	89,488	367,279	299,905
Changes in fair value and settlement of fuel hedge contracts gains (losses)	9,294	(2,398)	16,246	(4,823)
Total raw aircraft fuel expense	$140,689	$87,090	$383,525	$295,082

Outstanding fuel hedge positions as of December 31, 2007 are as follows:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)

January 2007	Crude Oil	80,000	January 1, 2008 - March 31, 2008	$62.60 per barrel call, with a put of $52.10

November 2007	Jet A Crack Spreads	87,000	January 1, 2008 March 31, 2008	Swap priced at $19.30 per barrel

November 2007	Jet A Crack Spreads	176,000	April 1, 2008 - June, 30,2008	Swap priced at $17.80 per barrel

November 2007	Jet A Crack Spreads	186,000	July 1, 2008- September 30, 2008	Swap priced at 18.95 per barrel

* Jet A is Gulf Coast Jet A fuel.  Crude oil is West Texas Intermediate crude oil.  Jet A Crack Spreads hedges in which we have hedged the difference between Gulf Coast Jet A fuel costs and the West Texas Intermediate crude oil costs.

**  One barrel is equal to 42 gallons.

As of December 31, 2007 and March 31, 2007, the fair value of the hedge agreements recorded on the balance sheet as an asset was $8,017,000 and $13,729,000 respectively.

10.   Post-retirement liability curtailment gain and other charges

Post-retirement liability curtailment gain

On December 14, 2007, the President signed the Fair Treatment for Experienced Pilots Act (the “Pilots Act”), which increased the retirement age for commercial pilots to 65 from 60.  Pilots that have not reached age 60 will now be allowed to work for five more years, provided they pass regular medical and piloting exams.

Pursuant to the Company’s collective bargaining agreement with its pilots, if pilots are forced to retire due to FAA requirements, the retired pilots and their dependents could retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  However, as a result of the Pilots Act, this retirement health benefit is no longer required.  It is only required for pilots who reached mandatory retirement age prior to the effective date of the Pilots Act.

The Company recorded a one-time post-retirement liability curtailment gain of $6,361,000 to reflect the impact of the Pilots Act, which was the reduction in post-retirement liability for pilots who had not yet attained the age of 60.  A liability of $319,000 remains for the pilots who had previously reached the mandatory retirement age prior to the Pilots Act.

Employee separation and other charges

In December 2007, the Company announced that it was reducing its indirect labor work force by 10 percent. The jobs eliminated were corporate jobs not directly related to flight operations and resulted in a severance accrual of $442,000.  The Company will make the remaining cash payments during the quarters ending March 31, 2008 and June 30, 2008.

11.   Loss Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented.  Diluted net income per share reflects the potential dilution that could occur if outstanding stock option and warrants were exercised.  In addition, diluted convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator.

During the three and nine months ended December 31, 2007, interest on convertible notes, net of capitalized interest, of $335,000 and $1,493,000, respectively, and 8,900,000 shares were excluded from the calculation of diluted loss per share because they were anti-dilutive.  For the three and nine months ended December 31, 2007, the common stock equivalents of the weighted average options, SARS, RSUs and warrants outstanding of 413,000 and 239,000, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive.  For the three and nine months ended December 31, 2007, the weighted average options, SARS and RSUs outstanding of 2,091,000 and 2,149,000, respectively, were excluded from the calculation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.

During the three and nine months ended December 31, 2006, interest on convertible notes, net of tax, of $443,000 and $1,570,000, respectively, and 8,900,000 shares were excluded from the calculation of diluted loss per share because they were anti-dilutive.  For the three and nine months ended December 31, 2006, the common stock equivalents of the weighted average options, SARS, RSUs and warrants outstanding of 1,238,000 and 851,000, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive. For the three and nine months ended December 31, 2006, the weighted average options, SARS and RSUs outstanding of 1,983,000 and 2,127,000, respectively, were excluded from the calculation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.

12.   Operating Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three primary operating and reporting segments, which consists of mainline operations, Regional Partner operations, and Lynx Aviation operations.  Mainline operations include service operated by Frontier using Airbus aircraft.  Regional Partner operations include regional jet service operated by Republic, Horizon and ExpressJet.  Lynx Aviations operations, a subsidiary of Frontier Holdings, includes service operated using Bombardier Q400 aircraft, which began revenue flight service on December 7, 2007.  The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss). However, the Company does not manage the business or allocate resources solely based on segment operating profit or loss, and scheduling decisions of the Company’s chief operating decision maker are based on their contribution to the overall network.

To evaluate the separate segments of the Company’s operations, management has segregated the revenues and costs of our operations as follows:  Passenger revenue for our mainline, Regional Partners and Lynx Aviation represents the revenue collected for flights operated by the Airbus fleet, the aircraft under lease through contracts with Regional Partners and the Bombardier Q400 fleet.  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. The Company also allocates indirect expenses between mainline, Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Financial information for the three and nine months ended December 31, 2007 and 2006 for the Company’s operating segments is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)
Operating revenues:
Mainline – passenger and other (1)	$304,610	$248,660	$960,597	$813,478
Regional Partners – passenger	26,640	22,593	88,390	75,053
Lynx Aviation – passenger	2,659	—	2,659	—
Consolidated	$333,909	$271,253	$1,051,646	$888,531

Operating income (loss):
Mainline (2)	$(8,830)	$(13,976)	$29,951	$6,476
Regional Partner	(11,939)	(3,570)	(21,212)	(8,626)
Lynx Aviation (3)	(4,833)	(920)	(9,891)	(1,677)
Consolidated	$(25,602)	$(18,466)	(1,152)	$(3,827)

	December 31, 2007	March 31, 2007
Total assets at end of period:
Mainline	$1,041,998	$1,016,431
Regional Partner	444	528
Lynx Aviation	73,916	20,631
Other (4)	10,390	5,278
Consolidated	$1,126,748	$1,042,868

(1)  Other revenues included in Mainline revenue consist primarily of cargo revenue, the marketing component of revenues earned under a co-branded credit card agreement and auxiliary services.

(2)  Mainline operating income (loss) includes realized and non-cash mark-to-market adjustments on fuel  hedges, a post-retirement liability curtailment gain in 2007 and employee separation costs and other charges.

(3)  Lynx Aviation operating costs consisted solely of start-up costs prior to December 7, 2007.

(4)  Includes the parent company, Frontier Holdings, Inc., including its investments in Frontier and Lynx Aviation, which are eliminated in consolidation.

13.  Commitments and Contingencies

In October 2007, the Company signed an amendment to its agreement with Airbus S.A.S. under which Airbus agreed to defer the delivery schedule of four Airbus A320 aircraft.  The final Airbus A320 aircraft will be delivered in November 2011, which was deferred from final delivery date of August 2010.

14.   Subsequent Events

In January 2008, the Company purchased two additional Bombardier Q400 aircraft which resulted in additional borrowings of $32,389,000.  The two additional aircraft brought the total number of Bombardier Q400 aircraft to a fleet of ten.  These senior loans have terms of 15 years and are payable in semi-annual installments including interest, payable in arrears, with a floating interest rate adjusted semi-annually based on LIBOR.  A security interest in the purchased aircraft secures these loans.

On January 24, 2008, the Company’s Board of Directors approved a plan to sell four of the 22 owned Airbus aircraft.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that describe the business and prospects of Frontier Airlines Holdings, Inc. and its subsidiaries and the expectations of our company and management. All statements included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, are forward-looking statements. When used in this document, the words “estimate,” “anticipate,” “intend,” “project,” “believe” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  These risks and uncertainties include, but are not limited to:  the timing of and expense associated with, expansion and modification of our operations in accordance with our business strategy or in response to competitive pressures or other factors; failure of our new markets to perform as anticipated; the inability to achieve a level of revenue through fares sufficient to obtain profitability due to competition from other air carriers and excess capacity in the markets we serve; the inability to obtain sufficient gates at Denver International Airport to accommodate the expansion of our operations; the inability to successfully lease or build a new maintenance hangar prior to a potential lease termination of our primary maintenance hangar located at DIA that is currently on a month-to-month sublease with Continental Airlines; general economic factors and behavior of the fare-paying public and its potential impact on our liquidity; terrorist attacks or other incidents that could cause the public to question the safety and/or efficiency of air travel; hurricanes and other natural forces and their impact on air transportation and oil production; operational disruptions, including weather; industry consolidation; the impact of labor disputes; enhanced security requirements; changes in the government’s policy regarding relief or assistance to the airline industry; the economic environment of the airline industry generally; increased federal scrutiny of low-fare carriers generally that may increase our operating costs or otherwise adversely affect us; actions of airlines competing in our primary markets, such as increasing capacity and pricing actions of United Airlines, Southwest Airlines, and other competitors;  the potential impact of new regulations related to congested airports including the potential for additional slot restrictions  and an increase in landing fees and other rates aimed toward reducing peak operations;  the availability of suitable aircraft, which may inhibit our ability to achieve operating economies and implement our business strategy; the unavailability of, or inability to secure upon acceptable terms, debt or operating lease financing necessary to acquire aircraft which we have ordered; uncertainties regarding aviation fuel price; inherent risks of entering into new business strategies, such as the start-up of a new subsidiary using a different type of aircraft and in different markets and the operating efficiency and dependability of the selected aircraft and a new regional jet partner, and various risk factors to our business discussed elsewhere in this report.  Forward-looking statements include the statements in “Outlook” below.   Because our business, like that of the airline industry generally, is characterized by high fixed costs relative to revenues, small fluctuations in our revenue per available seat mile (“RASM”) or cost per available seat mile (“CASM”) can significantly affect operating results. Additional information regarding these and other risk factors are contained in our SEC filings, including without limitation, our Form 10-K for the year ended March 31, 2007.   These risk factors are not exclusive, and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

Our Business

Now in our 14th year of operations, we are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  In this report, references to “us,” “we,” or the “company” refer to the consolidated results of Frontier Airlines Holdings, Inc. (“Frontier Holdings”) unless the context requires otherwise.  We are the second largest jet service carrier at DIA based on departures.  In January 2007, we became a major carrier as designated by the DOT.  As of January 25, 2008, we, in conjunction with our Regional Partner Republic Airlines, Inc. (“Republic”) and our wholly owned subsidiary Lynx Aviation, Inc. (“Lynx Aviation”), operated routes linking our Denver hub to 53

U.S. cities spanning the nation from coast to coast, six cities in Mexico, two cities in Canada and one in Costa Rica.  We also provide service to Mexico from nine non-hub cities.

We were organized in February 1994, and we began flight operations in July 1994 with two leased Boeing 737-200 jets.  We have since expanded our mainline fleet in service to 60 jets as of January 25, 2008 (38 of which we lease and 22 of which we own), consisting of 49 Airbus A319s and 11 Airbus A318s.  During the three and nine months ended December 31, 2007 and 2006, we increased year-over-year mainline capacity by 16.3% and 14.1%, respectively, and we increased year-over-year mainline passenger traffic by 25.3% and 20.0%, respectively.

On January 11, 2007, we signed an agreement with Republic under which Republic will operate up to 17 Embraer 170 aircraft with capacity of 76-seats.  The contract is for an 11-year period from the in-service date of the last aircraft, which is scheduled for December 2008.  The service began on March 4, 2007 and replaced the CRJ 700 aircraft operated by Horizon Air Industries.  The Horizon contract expired on return of the last aircraft in November 2007.  We control the routing, scheduling and ticketing of the Republic service.  We compensate Republic for its services based on its operating expenses plus a margin on certain of its expenses.  The agreement provides for financial incentives and penalties based on the performance of Republic.  We select the markets to which the Republic fleet flies in order to right-size each market properly.  Republic currently provides service to 14 cities, of which six cities are to supplement our mainline service.

In September 2006, we formed a new subsidiary, Lynx Aviation, Inc. We entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  Lynx Aviation obtained its operating certificate to provide scheduled air transportation service from the Federal Aviation Administration (“FAA”) in December 2007.  The aircraft are operated by Lynx Aviation under its operating certificate.  Lynx Aviation began revenue service on December 7, 2007 upon receiving FAA certification.  As of January 29, 2008, Lynx Aviation has taken delivery of ten Q400 aircraft and plans to have all ten aircraft in service by March 2008.  Lynx Aviation expects to have its tenth aircraft delivered on January 29, 2008. Lynx Aviation currently serves the following destinations: Billings, Montana; Wichita, Kansas; Rapid City, South Dakota; Albuquerque, New Mexico; Sioux City, Iowa; Oklahoma City and Tulsa, Oklahoma; and El Paso, Texas.

    In September 2007, we signed a limited-term contract with ExpressJet Airlines, Inc. (“ExpressJet”) to operate two to four 50-seat Embraer 145XR jets on routes intended to be serviced by Lynx Aviation.  ExpressJet provided this service between November 15, 2007 and December 6, 2007.  These routes are now serviced by Lynx Aviation.

Following is a list of routes that we have started serving or have announced our intention to serve from April 1, 2007 through January 25, 2008:

Destination	Commencement Date	Operated By

DIA to Louisville, Kentucky	April 1, 2007	Regional Partners
DIA to Vancouver, British Colombia, Canada	May 5, 2007	Frontier Mainline service
DIA to Memphis, Tennessee	May 12, 2007	Frontier Mainline service
DIA to Jacksonville, Florida	June 15, 2007	Frontier Mainline service
DIA to Baton Rouge, Louisiana	August 15, 2007	Regional Partners
DIA to Wichita, Kansas	October 1, 2007	Lynx Aviation
DIA to Sioux City, Iowa	October 5, 2007	Lynx Aviation
DIA to Rapid City, South Dakota	October 5, 2007	Lynx Aviation
DIA to Palm Beach International Airport (PBI)	November 15, 2007	Frontier Mainline service
DIA to San Jose, Costa Rica	November 30, 2007	Frontier Mainline service

Memphis to Las Vegas, Nevada	May 12, 2007	Frontier Mainline service**
Memphis to Orlando, Florida	May 12, 2007	Frontier Mainline service**
Memphis to Ft. Lauderdale, Florida	November 15, 2007	Frontier Mainline service**
Dallas/Fort Worth, Texas to Mazatlan, Mexico	June 7, 2007	Frontier Mainline service
Milwaukee, Wisconsin to Cancun, Mexico	December 15, 2007	Frontier Mainline service
Albuquerque, New Mexico to Puerto Vallarta, Mexico	December 15, 2007	Frontier Mainline service

** We terminated these scheduled routes effective November 26, 2007, January 7, 2008 and January 6, 2008, respectively.

We began service between San Francisco, California and Los Angeles, California with five daily frequencies on June 29, 2006 and service between San Francisco, California and Las Vegas, Nevada on December 14, 2006 with one daily frequency.  We terminated these routes effective July 10, 2007. In July 2007, we announced that we would no longer provide service to Reno, Nevada effective September 5, 2007.

In November 2007, we announced our plan to reinforce capacity to our top destinations to support the start-up of Lynx Aviation by closing unprofitable routes and increasing frequencies and capacity in several markets served through our hub at DIA.  In January 2008, we discontinued service to Mexico from several of our non-hub markets, discontinued service to Guadalajara, Mexico from DIA, and discontinued service from Memphis, Tennessee to Ft. Lauderdale and Orlando, Florida and Memphis, Tennessee to Las Vegas, Nevada.  We also adjusted seasonal service in several markets that we serve.

We currently lease 21 gates on Concourse A at DIA on a preferential basis and one international gate on Concourse A on a subordinated preferential basis.  We use these 22 gates and share use of up to seven common use regional jet parking positions to operate approximately 270 daily mainline flight departures and arrivals, 47 Regional Partner daily system flight departures and arrivals and 51 Lynx Aviation daily system flight departures and arrivals.  To support future growth, we are working with DIA to identify additional gates and expansion projects to accommodate the mainline growth as well as the additional aircraft to be operated by Lynx Aviation and the growth in the aircraft fleet operated by our Regional Partners.

Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249.  Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1359.

Overview

We intend to employ a modest growth strategy while keeping our operating costs low.  One of the key elements to keeping our mainline costs low is maintaining the same family of Airbus aircraft.  This strategy produces cost savings because crew training was standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient. The addition of the Bombardier Q400 turboprop aircraft operated through our Lynx Aviation subsidiary and the expansion of our Regional Partner operation will allow us to add routes to under-served markets in Colorado and elsewhere in the Rocky Mountain region using the economically correct gauge of equipment and operating performance.  We also keep our operating costs low by operating a single class of service.  Operating a single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage.

As of January 29, 2008, we had remaining firm purchase commitments for ten Airbus 320 aircraft from Airbus.  Our contract with Republic also calls for an additional seven Embraer 170 aircraft.  We intend to use these additional aircraft to provide service to new markets and to add frequencies to existing markets that we believe are underserved.

The airline industry continues to operate in an intensely competitive environment.  We expect competition will remain intense, as over-capacity in the industry continues to exist.  Business and leisure travelers continue to reevaluate their travel budgets and remain highly price sensitive.  Increased competition has prompted aggressive strategies from competitors through discounted fares and sales promotions.

Highlights from the Quarter

•	Lynx Aviation obtained its operating certificate and began revenue service on December 7, 2007.

•	We achieved record load factors during the months of October and November 2007.

•	We took delivery of six Bombardier Q400 aircraft.

•	We launched the Frontier gift card which may be purchased and redeemed on-line at FrontierAirlines.com.

•	We announced that we will build our new heavy maintenance facility at the Colorado Springs Airport in Colorado Springs, Colorado.

Outlook

Fuel costs have continued to rise sharply during our second and third fiscal quarters, as crude oil reached $100 a barrel in early January 2008.  Crude oil has decreased slightly in the past few weeks and on January 29, 2008 was $93 per barrel.   We had hedged 46%, 30%, and 40% of our fuel purchases during the quarters ended June 30, 2007, September 30, 2007, and December 31, 2007 respectively, with realized settlements resulting in hedging gains of $4,337,000, $4,792,000 and $12,829,000, respectively.  For the three months ended March 31, 2008, we currently have 22% of estimated fuel purchases hedged in crude oil and 24% hedged for Gulf Coast Jet A crack spreads.  For the quarters ending June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009, we have, using crude oil derivatives, hedged an estimated 25% of our fuel purchases for each quarter in a barrel price range from $87 to $105 with pricing specific to a particular fiscal quarter.  We also have Gulf Coast Jet A crack spread derivatives for the June and September fiscal 2008 quarters at 42% and 45%, respectively, of estimated usage.

Our fuel hedging activities do not qualify as hedging instruments as defined under SFAS 133.  As such, changes in the fair value of our hedges are recognized in earnings in the current period.  This will cause fluctuations in earnings due to the change in the non-cash mark to market valuations of these hedges prior to settlement.   The hedging activities are discussed in “Hedging Transactions” below.

In December 2006, our Board of Directors approved a plan to replace all of our Airbus aircraft seats with leather seats that have light weight composite material with the project scheduled for completion in May 2008. The lighter seats are expected to produce fuel savings and have a new design allowing for more legroom. We also began adding four seats per Airbus aircraft in November 2007 with the project scheduled for completion in July 2008.  We have installed the new leather seats on 29 of our Airbus aircraft to date and have added seats on nine aircraft.  We have accelerated the depreciation on our old seats on our owned aircraft, which increased depreciation by $3,228,000 for the nine months ended December 31, 2007.  We anticipate additional accelerated depreciation expense of approximately $342,000.  The costs to purchase these additional aircraft seats are included in the Contractual Obligations Table in the “Liquidity and Capital Resources” section.

Throughout the third fiscal quarter, we began making several network adjustments that will become effective throughout our fiscal fourth quarter to better align to our strengths.  We implemented more constrained day of week capacity deployment and reduced capacity or eliminated service in several non-Denver domestic markets, non-Denver point-to-point flying to Mexico, and red-eye flying.  On January 24, 2008, we announced our intent to sell four of our 22 owned Airbus aircraft.  This will allow us to slow capacity growth and increase our cash position.  These changes have resulted in a more modest projected year-over year mainline growth rate of 5% - 6% for the March 2008 quarter versus the originally scheduled 11% to 12% growth.  For the entire mainline and regional network, capacity growth has been reduced from a scheduled 20% to a projected 14% for the March 2008 quarter.  These changes are already having an impact on our March quarter traffic and revenue advanced bookings, as we are seeing good year-over-year improvements in booked load factor and unit revenue. Looking beyond the March quarter, we are finalizing more adjustments that will further rationalize our network and leverage our position in Colorado and our Denver hub.

We expect our fourth quarter of fiscal year 2008 mainline CASM to increase as compared to our first and second quarters of fiscal year 2008 due to higher fuel costs.   Based on current levels of fuel prices, we do not expect to be profitable in the fourth quarter of fiscal year 2008.

On January 24, 2008, we announced our intent to sell four of our 22 owned Airbus aircraft.  This will allow us to slow capacity growth and increase our cash position.

Results of Operations

Frontier Holdings includes the following operations: our mainline operations, which consists of 60 Airbus aircraft; our Regional Partner operations operated by Republic, Horizon and ExpressJet (“Regional Partners”); and Lynx Aviation, which was in its start-up phase of operations until December 7, 2007 when it began revenue operations.  Lynx Aviation and our Regional Partners services are separate and apart from our mainline operations.

To evaluate the separate segments of our operations, management has segregated the revenues and costs of our operations as follows:  Passenger revenue for our Regional Partners and for Lynx Aviation represents the revenue collected for flights operated by these carriers.  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses between mainline, Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

The following table provides certain of our financial and operating data for the three and nine months ended December 31, 2007 and 2006.  Mainline and combined data exclude the expenses of Lynx Aviation prior to receiving FAA approval to fly.  The start-up costs excluded were $3,396,000 and $8,454,000 for three and nine months ended December 31, 2007, respectively, and $920,000 and $1,677,000 for the three and nine months ended December 31, 2006, respectively.  Lynx Aviation began revenue service on December 7, 2007.  We do not believe that the results of Lynx Aviation during the quarter ended December 31, 2007 are indicative of future results because the fleet was flown in sub-optimal routes, additional crew were required for training and Lynx Aviation had low completion factors.  The costs of operations of Lynx Aviation for the month of December 2007 were $4,096,000.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007	2006	Change		2007	2006	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$292,251	$237,912	22.8%		$923,299	$783,996	17.8%
Revenue passengers carried (000s)	2,521	2,086	20.9%		8,145	6,918	17.7%
Revenue passenger miles (RPMs) (000s) (2)	2,404,926	1,919,890	25.3%		7,734,437	6,443,388	20.0%
Available seat miles (ASMs) (000s) (3)	3,133,507	2,694,959	16.3%		9,551,889	8,373,036	14.1%
Passenger load factor (4)	76.7%	71.2%	5.5	pts.	81.0%	77.0%	4.0	pts.
Break-even load factor (5)	80.9%	76.8%	4.1	pts.	79.9%	77.4%	2.5	pts.
Block hours (6)	66,023	56,761	16.3%		199,026	173,382	14.8%
Departures	25,803	23,644	9.1%		79,779	72,431	10.1%
Average seats per departure	128.9	129.7	(0.6)%		128.9	129.6	(0.5)%
Average stage length	942	879	7.2%		929	892	4.1%
Average length of haul	954	920	3.7%		950	931	2.0%
Average daily block hour utilization (7)	12.0	11.2	7.1%		12.2	11.8	3.4%
Passenger yield per RPM (cents) (8)	11.99	12.20	(1.7)%		11.83	12.05	(1.8)%
Total yield per RPM (cents) (9), (10)	12.67	12.95	(2.2)%		12.42	12.63	(1.7)%
Passenger yield per ASM (RASM) (cents) (11)	9.20	8.69	5.9%		9.58	9.28	3.2%
Total yield per ASM (cents) (12)	9.72	9.23	5.3%		10.06	9.72	3.5%
Cost per ASM (cents) (CASM)	10.00	9.75	2.6%		9.75	9.65	1.0%
Fuel expense per ASM (cents)	3.71	3.03	22.4%		3.44	3.27	5.2%
Cost per ASM excluding fuel (cents) (13)	6.29	6.72	(6.4)%		6.31	6.38	(1.1)%
Average fare (14)	$104.16	$101.68	2.4%		$102.97	$102.76	0.2%
Average aircraft in service	60.0	55.0	9.1%		59.5	53.5	11.2%
Aircraft in service at end of period	60	55	9.1%		60	55	9.1%
Average age of aircraft at end of period (years)	3.8	3.1	22.6%		3.8	3.1	22.6%
Average fuel cost per gallon (15)	$2.58	$2.12	21.7%		$2.37	$2.28	3.9%
Fuel gallons consumed (000’s)	45,103	38,535	17.0%		138,617	119,935	15.6%

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change

Selected Operating Data — Lynx Aviation:

Passenger revenue (000s) (1)	$2,659	—	NM	$2,659	—	NM
Revenue passengers carried (000s)	31	—	NM	31	—	NM
Revenue passenger miles (RPMs) (000s) (2)	13,641	—	NM	13,641	—	NM
Available seat miles (ASMs) (000s) (3)	21,496	—	NM	21,496	—	NM
Passenger load factor (4)	63.5%	—	NM	63.5%	—	NM
Passenger yield per RPM (cents) (8)	19.49	—	NM	19.49	—	NM
Passenger yield per ASM (cents) (11)	12.37	—	NM	12.37	—	NM
Cost per ASM (cents) (CASM)	19.05	—	NM	19.05	—	NM
Average fare	$85.42	—	NM	$85.42	—	NM
Aircraft in service at end of period	6	—	NM	6	—	NM

NM = Change not meaningful.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007	2006	Change		2007	2006	Change

Selected Operating Data - Regional Partners:

Passenger revenue (000s) (1)	$26,640	$22,593	17.9%		$88,390	$75,053	17.8%
Revenue passengers carried (000s)	270	215	25.6%		890	720	23.6%
Revenue passenger miles (RPMs) (000s) (2)	187,538	140,401	33.6%		575,934	457,635	25.9%
Available seat miles (ASMs) (000s) (3)	268,381	203,705	31.7%		781,371	619,229	26.2%
Passenger load factor (4)	69.9%	68.9%	1.0	pts.	73.7%	73.9%	(0.2	)pts.
Passenger yield per RPM (cents) (8)	14.21	16.09	(11.7)%		15.35	16.40	(6.4)%
Passenger yield per ASM (cents) (11)	9.93	11.09	(10.5)%		11.31	12.12	(6.7)%
Cost per ASM (cents) (CASM)	14.37	12.84	11.9%		14.03	13.51	3.8%
Average fare	$98.82	$105.31	(6.2)%		$99.29	$104.19	(4.7)%
Aircraft in service at end of period	10	9	11.1%		10	9	11.1%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007	2006	Change		2007	2006	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$321,550	$260,505	23.4%		$1,014,348	$859,049	18.1%
Revenue passengers carried (000s)	2,822	2,301	22.6%		9,066	7,638	18.7%
Revenue passenger miles (RPMs) (000s) (2)	2,606,105	2,060,291	26.5%		8,324,012	6,901,023	20.6%
Available seat miles (ASMs) (000s) (3)	3,423,384	2,898,664	18.1%		10,354,756	8,992,265	15.2%
Passenger load factor (4)	76.1%	71.1%	5.0.	pts	80.4%	76.7%	3.7	pts.
Passenger yield per RPM (cents) (8)	12.19	12.47	(2.2)%		12.08	12.34	(2.1)%
Total yield per RPM (cents) (9), (10)	12.81	13.17	(2.7)%		12.63	12.88	(1.9)%
Yield per ASM (cents) (11)	9.28	8.86	4.7%		9.71	9.47	2.5%
Total yield per ASM (cents) (12)	9.75	9.36	4.2%		10.16	9.88	2.8%
Cost per ASM (cents)	10.40	9.96	4.4%		10.09	9.91	1.8%

(1)

“Passenger revenue” includes revenues for reduced rate stand-by passengers, charter revenues, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date. The incremental revenue from passengers connecting from regional flights on our Regional Partners and Lynx Aviation to mainline flights is included in our mainline passenger revenue.

(2)

“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. This represents the number of miles flown by revenue paying passengers.

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.

(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net loss	$32,508	$14,406	$18,674	$9,940
Income tax benefit	—	8,309	—	4,578
Passenger revenue – Mainline	292,251	237,912	923,299	783,996
Passenger revenue - Regional Partners	26,640	22,593	88,390	75,053
Passenger revenue – Lynx Aviation	2,659	—	2,659	—
Regional Partners expense	(38,579)	(26,163)	(109,602)	(83,679)
Lynx Aviation expenses	(7,492)	(920)	(12,550)	(1,677)
Charter revenue	(3,945)	(3,688)	(8,440)	(7,293)

Passenger revenue - mainline (excluding charter) required to break even	$304,042	$252,449	$902,430	$780,918

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Calculation of mainline break-even load factor:

Passenger revenue- mainline (excluding charter) required to break even ($000s)	$304,042	$252,499	$902,430	$780,918
Mainline yield per RPM (cents)	11.99	12.20	11.83	12.05

Mainline RPMs (000s) to break even assuming constant yield per RPM	2,535,796	2,069,664	7,628,318	6,480,647
Mainline ASMs (000’s)	3,133,507	2,694,959	9,551,889	8,373,036
Mainline break-even load factor	80.9%	76.8%	79.9%	77.4%

(6)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.

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

(9)

For purposes of these yield calculations, charter revenue is excluded from passenger revenue. These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission. We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs.  Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue. Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP. The reconciliation of mainline passenger revenue excluding charter revenue is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Passenger revenues - as reported	$321,550	$260,505	$1,014,348	$859,049
Less: Passenger revenues - Regional Partners	26,640	22,593	88,390	75,053
Less: Passenger revenues — Lynx Aviation	2,659	—	2,659	—
Passenger revenue — mainline service	292,251	237,912	923,299	783,996
Less: charter revenue	3,945	3,688	8,440	7,293
Passenger revenues - mainline (excluding charter, Regional Partners and Lynx Aviation)	288,306	234,224	914,859	776,703
Add: Passenger revenues - Regional Partners	26,640	22,593	88,390	75,053
Add: Passenger revenues — Lynx Aviation	2,659	—	2,659	—
Passenger revenues, system combined	$317,605	$256,817	$1,005,908	$851,756

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.

(11)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.

(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.

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

(15)

“Average fuel cost per gallon” includes non-cash mark to market derivative losses of $3,535,000 and $5,712,000 for the three and nine months ended December 31, 2007, respectively. Average fuel cost per gallon for the three and nine months ended December 31, 2006 includes a non-cash mark to market derivative gain of $1,394,000 and a non-cash mark to market derivative loss of $2,306,000, respectively.

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations for the three and nine months ended December 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		%	December 31,		%
	2007	2006	Change	2007	2006	Change
Revenues:
Passenger- Mainline	$292,251	$237,912	22.8%	$923,299	$783,996	17.8%
Passenger - Regional Partner	26,640	22,593	17.9%	88,390	75,053	17.8%

Passenger - Lynx Aviation	2,659	—	100.0%	2,659	—	100.0%
Cargo	1,424	1,653	(13.9)%	4,587	5,234	(12.4)%
Other	10,935	9,095	20.2%	32,711	24,248	34.9%

Total revenues	333,909	271,253	23.1%	1,051,646	888,531	18.4%

Operating expenses:
Flight operations	44,386	39,044	13.7%	134,129	118,022	13.6%
Aircraft fuel	116,327	81,592	42.6%	328,389	273,457	20.1%
Aircraft lease	28,315	27,553	2.8%	84,892	80,761	5.1%
Aircraft and traffic servicing	48,084	43,055	11.7%	134,697	120,159	12.1%
Maintenance	24,431	22,357	9.3%	75,662	65,017	16.4%
Promotion and sales	32,072	28,240	13.6%	102,440	86,514	18.4%
General and administrative	14,764	11,881	24.3%	43,565	39,851	9.3%
Operating expenses - Regional Partners	38,579	26,163	47.5%	109,602	83,679	31.0%
Operating expenses - Lynx Aviation	7,492	920	714.3%	12,550	1,677	648.4%
Employee separation costs and other charges (reversals)	442	—	100.0%	442	(14)	100.0%
Gains on sales of assets, net	(4)	(8)	(50.0)%	—	(655)	100.0%
Post-retirement liability curtailment gain	(6,361)	—	100.0%	(6,361)	—	100.0%
Depreciation	10,984	8,922	23.1%	33,091	24,758	33.7%
Total operating expenses	359,511	289,719	24.1%	1,053,098	893,226	17.9%

Business interruption insurance proceeds	—	—		300	868	(65.4)%

Operating loss	(25,602)	(18,466)	38.6%	(1,152)	(3,827)	(69.9)%

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and nine months ended December 31, 2007 and 2006.  Regional Partners and Lynx Aviation revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2006		2007		2006
	Revenue/	%	Revenue/	%	Revenue/	%	Revenue/	%
	cost Per	of Total	cost Per	of Total	cost Per	of Total	cost Per	of Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	9.33	95.9%	8.83	95.7%	9.67	96.1%	9.37	96.4%
Cargo	0.04	0.5%	0.06	0.7%	0.05	0.5%	0.06	0.6%
Other	0.35	3.6%	0.34	3.6%	0.34	3.4%	0.29	3.0%
Total revenues	9.72	100.0%	9.23	100.0%	10.06	100.0%	9.72	100.0%

Operating expenses:
Flight operations	1.42	14.6%	1.45	15.7%	1.41	14.0%	1.41	14.5%
Aircraft fuel expense	3.71	38.2%	3.03	32.8%	3.44	34.2%	3.27	33.6%
Aircraft lease expense	0.90	9.3%	1.02	11.1%	0.89	8.8%	0.97	9.9%
Aircraft and traffic servicing	1.54	15.8%	1.60	17.3%	1.41	14.0%	1.43	14.8%
Maintenance	0.78	8.0%	0.83	9.0%	0.79	7.9%	0.78	8.0%
Promotion and sales	1.02	10.5%	1.05	11.3%	1.07	10.7%	1.03	10.6%
General and administrative	0.47	4.8%	0.44	4.8%	0.46	4.6%	0.48	4.9%
Employee separation and other charges	0.01	0.2%	—	—	—	—	(0.01)	—
Loss (gains) on sales of assets, net	—	—	—	—	—	—	(0.01)	—
Postretirement liability curtailment gain	(0.20)	(2.1)%	—	—	(0.07)	(0.7)%	—	—
Depreciation	0.35	3.6%	0.33	3.6%	0.35	3.4%	0.30	3.0%
Total operating expenses	10.00	102.9%	9.75	105.6%	9.75	96.9%	9.65	99.3%

Three months ended December 31, 2007 as compared to three months ended December 31, 2006

We had a consolidated net loss of $32,507,000 or 89¢ per diluted share for the quarter ended December 31, 2007, as compared to a consolidated net loss of $14,406,000 or 39¢ per diluted share for the quarter ended December 31, 2006.   Included in our net loss for the quarter ended December 31, 2007 was a non-cash mark to market derivative loss which increased fuel expense by $3,535,000.  Also included in net loss for the quarter ended December 31, 2007 was $4,833,000 of net start-up costs and losses for Lynx Aviation, $354,000 in accelerated depreciation for our seat replacement project, $442,000 in employee separation costs, offset by a post-retirement liability curtailment gain of $6,361,000.  These items increased our net loss by 9¢ per share for the quarter ended December 31, 2007.  Included in our net loss for the quarter ended December 31, 2006 was a non-cash mark to market derivative gain which decreased fuel expense by $1,394,000 and $920,000 of start-up costs for Lynx Aviation.  These items, net of income taxes, decreased our net loss by 4¢ per share for the quarter ended December 31, 2006.

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

                                                Passenger Revenues - Mainline.  Mainline passenger revenues totaled $292,251,000 for the quarter ended December 31, 2007 compared to $237,912,000 for the quarter ended December 31, 2006, an increase of 22.8%.  Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenues from passenger tickets flown generated 89.9% of our mainline passenger revenues and increased $50,534,000 or 23.8% over the prior year.  The increase in flown ticket sales resulted from a 16.3% increase in ASMs, or $34,513,000, an increase of 5.5 points in load factor, or $19,068,000, offset by a decrease of 1.2% in our yields from ticket sales, or $3,047,000.   The percentage of revenues generated from other sources compared to total mainline passenger revenue is as follows: Administrative fees were 2.7%, revenue recognized for tickets that were not used within one year from issuance were 3.3%, charter revenues were 1.3% and revenue from our co-branded credit card were 2.1%.  These sources of revenue increased total mainline passenger revenues by $5,108,000 as compared to the prior year, an increase of 22.7%. This increase is primarily due to our 20.9% increase in passengers and the increased usage of our co-branded credit card.

                                                Other Revenues.  Other revenues, comprised principally of the revenues from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $10,935,000 and $9,095,000 for the quarter ended December 31, 2007 and December 31, 2006, respectively, an increase of 20.2% and each were 3.6% of total mainline operating revenues for the quarters ended December 31, 2007 and 2006, respectively.  The increase in other revenues was primarily due to the increase in the revenues earned from carrying excess baggage, ground handling services provided to other carriers, and the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

                                                Total mainline operating expenses were $313,440,000 and $262,636,000 for the quarters ended December 31, 2007 and 2006, respectively, and represented 102.9% and 105.6% of total mainline revenues, respectively.  Mainline operating expenses decreased as a percentage of mainline revenues during the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006 largely a result of the 2.6% increase in mainline CASM as compared to a 5.9% increase in mainline RASM

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits increased 17.5% to $71,058,000 compared to $60,482,000, and were 23.3% and 24.3% of total mainline revenues for the quarters ended December 31, 2007 and 2006, respectively.  Salaries, wages and benefits increased over the prior comparable period largely as a result of an increase in the number of full-time equivalent employees to support our continued capacity growth. Our full-time equivalent employee count increased 15.6% from approximately 4,500 at December 31, 2006 to 5,200 at December 31, 2007. The increase in employees and related salaries, wages and benefits is to support the 16.3% increase in mainline capacity.

                                                Flight Operations.  Flight operations expenses increased 13.7% to $44,386,000 as compared to $39,044,000, and were 14.6% and 15.7% of total mainline revenues for the quarters ended December 31, 2007 and 2006, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 56,761 for the quarter ended December 31, 2006 to 66,023 for the quarter ended December 31, 2007, an increase of 16.3%.  Flight operations expenses include all expenses related directly to the operation such as insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations and flight operations administrative expenses but excludes depreciation of owned aircraft and aircraft lease expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 11.5% to $26,376,000 compared to $23,649,000, and were 9.0% and 9.9% of passenger mainline revenues for the quarters ended December 31, 2007 and 2006, respectively.  We employed approximately 1,690 pilots and flight attendants at December 31, 2007 as compared to 1,520 at December 31, 2006, an increase of 11.2%.  We increased the number of pilots and flight attendants over the prior year to support the 16.3% increase in block hours and the 9.1% increase in the average aircraft in service.

            Aircraft insurance expenses totaled $2,041,000 (0.7% of total mainline revenues) and $2,460,000 (1.0% of total mainline revenues) for the quarters ended December 31, 2007 and 2006, respectively.  Aircraft insurance expenses were 81¢ and $1.18 per passenger for the quarters ended December 31, 2007 and 2006, respectively.  Our aircraft hull and liability coverage renewed on January 1, 2006 to December 31, 2006 at rates that were reduced by 9.9%.  Our rates were further reduced by 33.4% for the policy that covers January 1, 2007 to December 31, 2007.

                                                Aircraft Fuel.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expenses also include cash settlements and non-cash mark to market hedge adjustments related to our fuel hedging activities.  Aircraft fuel expenses of $116,327,000 for 45,103,000 gallons used and $81,592,000 for 38,535,000 gallons used resulted in an average fuel cost of $2.58 and $2.12 per gallon for the quarters ended December 31, 2007 and 2006, respectively, an increase of 21.7%.  Aircraft fuel expenses represented 38.2% and 32.8% of total mainline revenues for the quarters ended December 31, 2007 and 2006, respectively.  Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.  Fuel consumption for the quarters ended December 31, 2007 and 2006 averaged 683 and 679 gallons per block hour, respectively, an increase of 0.6%.  The fuel burn increased largely a result of the 5.5 point increase in our load factor during the quarter ended December 31, 2007 which was partially offset by the delivery of four more fuel efficient A318 aircraft flown as compared to the same period last year.

Aircraft fuel expenses, excluding non-cash mark to market derivative gains and losses, were $2.50 and $2.15 per gallon for the quarters ended December 31, 2007 and 2006, respectively, an increase of 16.3%.  Our aircraft fuel expenses for the quarter ended December 31, 2007 include a non-cash mark to market derivative loss of $3,535,000 recorded as an increase to fuel expense and cash receipts of $12,829,000 received from a counter-party recorded as a decrease in fuel expense.  Our aircraft fuel expenses for the quarter ended December 31, 2006 include a non-cash mark to market derivative gain of $1,394,000 recorded as a decrease to fuel expense and cash settlements of $3,791,000 paid to a counter-party recorded as an increase in fuel expense.

Aircraft and Engine Lease. Aircraft lease expenses totaled $28,315,000 (9.3% of total mainline revenues) and $27,553,000 (11.1% of total mainline revenues) for the quarters ended December 31, 2007 and 2006, respectively, an increase of 2.8%.  The increase in lease expenses is due to an increase in the average number of leased aircraft from 37.0 to 38.0, or 2.7%.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $48,084,000 and $43,055,000, for the quarters ended December 31, 2007 and 2006, respectively, an increase of 11.7%, and represented 15.8% and 17.3% of total mainline revenues.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, glycol de-icing expense, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system or as rates and charges at airports where we operate are increased.  As of December 31, 2007, we served 41 mainline-only cities compared to 42 mainline-only cities as of December 31, 2006, a decrease of 2.4%.  During the quarter ended December 31, 2007, our departures increased to 25,803 from 23,644, an increase of 9.1%.  Aircraft and traffic servicing expenses were $1,864 per departure for the quarter ended December 31, 2007 as compared to $1,821 per departure for the quarter ended December 31, 2006, an increase of $43 per departure or 2.4%.   During the quarter ended December 31, 2007, several snow storms increased many variable costs including $1,445,000 in additional glycol expenses over the prior year or $56 per departure.

Maintenance.  Maintenance expenses of $24,431,000 and $22,357,000 were 8.0% and 9.0% of total mainline revenues for the quarters ended December 31, 2007 and 2006, respectively, and increased by 9.3% in the current period as compared to the same quarter last year.   Maintenance expenses include the costs of all labor, parts and supplies related to the maintenance of the aircraft.  Maintenance cost per block hour was $370 and $394 for the quarters ended December 31, 2007 and 2006, respectively, a decrease of 6.1%.  During the quarter ended December 31, 2007, we had additional heavy maintenance checks for which the lessor reimbursed us for our labor and materials costs which reduced maintenance expenses for the current quarter compared to the prior year.  Maintenance costs incurred prior to required scheduled heavy maintenance are performed by us and not reimbursable from our lessors.  In the prior year, our aircraft, for the most part, did not require heavy scheduled maintenance expenses reimbursable by our lessors.  Maintenance cost per block hour for the quarter ended December 31, 2006 was inflated as fixed costs were spread over fewer block hours because of the 875 cancelled flights for the December 2006 snow storms which decreased block hours by approximately 2,000.  Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events. We had 16 aircraft over five years old as of December 31, 2007 compared to five as of December 31, 2006.

Promotion and Sales.  Promotion and sales expenses totaled $32,072,000 and $28,240,000 and were 10.5% and 11.3% of total mainline revenues for the quarters ended December 31, 2007 and 2006, respectively, and increased by 13.6% in the current period as compared to the quarter ended December 31, 2006.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervisors and marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the quarter ended December 31, 2007, promotion and sales expenses per mainline passenger decreased to $12.72 from $13.54 for the quarter ended December 31, 2006.  Promotion and sales expenses decreased per passenger primarily due to a reduction in spending on promotions and advertising.

General and Administrative.  General and administrative expenses for the quarters ended December 31, 2007 and 2006 totaled $14,764,000 and $11,881,000, respectively, and each were 4.8% of total mainline revenues, respectively, and increased of 24.3%.  General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses such as worker’s compensation for our employees. General and administrative expenses increased primarily due to increases in our workers compensation expenses, general wage rate increases, and charges related to changes in management.

Post-retirement Liability Curtailment Gain.  On December 14, 2007, the President signed the Fair Treatment for Experienced Pilots Act (the “Pilots Act”), which increased the retirement age for commercial pilots to 65 from 60.  Pilots that have not reached age 60 will now be allowed to work for five more years, provided they pass regular medical and piloting exams.  Pursuant to our collective bargaining agreement with our pilots, if pilots are forced to retire due to FAA requirements, the retired pilots and their dependents could retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  However, as a result of the Pilots Act, this retirement health benefit is no longer required.  It is only required for pilots who reached mandatory retirement age prior to the effective date of the Pilots Act.  As such, we recorded a one-time post-retirement liability curtailment gain of $6,361,000 to reflect the impact of the Pilots Act, which was the reduction in post-retirement liability for pilots who had not yet attained the age of 60.

Depreciation.  Depreciation expenses were $10,984,000 and $8,922,000 and were approximately 3.6% of total mainline revenues for each of the quarters ended December 31, 2007 and 2006, respectively, and increased  23.1%.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service of 22.0 during the quarter ended December 31, 2007 as compared to 18.0 purchased aircraft in service for the quarter ended December 31, 2006, an increase of 22.2%. The increase in depreciation expenses is also due to accelerated depreciation of $354,000 on our Airbus aircraft seats, which we are replacing with leather seats over the remainder of the year to be completed in May 2008, and investments in rotable aircraft components, aircraft improvements and ground equipment to support our capacity growth.

Consolidated Nonoperating Expenses

Nonoperating Expense.  Net nonoperating expense totaled $6,906,000 for the three months ended December 31, 2007 as compared to net nonoperating expense of $4,249,000 for the three months ended December 31, 2006, an increase of 62.5%

Interest Income.  Interest income decreased to $2,840,000 during the quarter ended December 31, 2007 from $3,824,000 during the quarter ended December 31, 2006, or 25.7% as a result of a decrease in our average cash position as compared to the prior comparable period.

Interest Expense.  Interest expense increased to $9,301,000 for the quarter ended December 31, 2007 from $7,889,000 for the quarter ended December 31, 2006, an increase of 17.9%.  Debt related to aircraft increased from $370,728,000 as of December 31, 2006 to $478,564,000 as of December 31, 2007 with an increase in the average weighted interest rate from 7.13% as of December 31, 2006 to 6.90% as of December 31, 2007.  The increase in interest expense was due to additional debt for to the increase in the average number of owned aircraft during the period from 18 to 22, offset by a decrease in the weighted average borrowing rate.

Income Tax Benefit.  There was no provision for income taxes for the quarter ended December 31, 2007 due to accumulated losses for which valuation allowances have been recorded. We will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.  We recorded an income tax benefit of $8,309,000 during the three months ended December 31, 2006 as a true-up of a year-to-date tax provision based on an annualized expected tax rate.

Loss on Early Extinguishment of Debt.   Prior to the closing of the five sale-leaseback transactions during the quarter ended December 31, 2007, we had temporary financing for our Bombardier Q400 aircraft which we repaid and we wrote off $283,000 of debt issuance fees.

Regional Partners

Regional Partner revenues are derived from flights operated by Republic, Horizon and ExpressJet.  Our mainline passenger revenue increases as a result of incremental revenue from passengers connecting to/from regional flights.  Regional Partner operating expenses include all direct costs associated with Regional Partners flights plus a margin and payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners, which we reimburse these expenses plus a margin.  Regional Partner operating expenses also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenues – Regional Partners.  Regional Partner revenues totaled $26,640,000 for the quarter ended December 31, 2007 and $22,593,000 for the quarter ended December 31, 2006, a 17.9% increase. The increase in revenue is due to a 25.6% increase in passengers offset by a decrease in the average fare to $98.82 from $105.31, a decrease of 6.2%.   The decrease in average fare is largely due to the increase in connecting traffic over the December 31, 2006 quarter, which results in a lower fare than local traffic.

Regional Partners Expenses.  Regional Partner expenses for the quarter ended December 31, 2007 and 2006 totaled $38,579,000 and $26,163,000, respectively, and were 144.8% and 115.8% of total regional partner revenues, respectively, an increase of 47.5%.  The increase in Regional Partner expenses as compared to revenues was primarily related to the transition of our regional jet service from Horizon to Republic, which caused both airlines to operate with a sub-optimal number of aircraft during the quarter and an increase in fuel costs as compared to the prior comparable period.

Lynx Aviation

Passenger Revenues – Lynx Aviation.  Passenger revenues from flights operated by Lynx Aviation after obtaining its operating certificate on December 6, 2007 totaled $2,659,000 for the quarter ended December 31, 2007.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service.  For the quarter ended December 31, 2007, operating expenses were $7,492,000 as compared to $920,000 for the quarter ended December 31, 2006.  We do not believe that the results of Lynx Aviation during the quarter ended December 31, 2007 are indicative of future results because the fleet was flown in sub-optimal routes, additional crew were required for training and Lynx Aviation had low completion factors.

During the quarter ended December 31, 2007, Lynx Aviation incurred $3,397,000 related to flight operation expenses primarily related to pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.  After obtaining an operating certificate in December 2007, additional direct and allocated costs of $4,095,000 were incurred related to 679 departures.

During the quarter ended December 31, 2006, Lynx Aviation incurred $920,000 of start-up costs primarily related to consulting and legal expenses incurred in conjunction with signing the purchase agreement with Bombardier, Inc. for Q400 aircraft and the formation of the subsidiary.

Nine Months ended December 31, 2007 as compared to the Nine Months ended December 31, 2006

Summary

We had a consolidated net loss of $18,674,000 or 51¢ per diluted share for the nine months ended December 31, 2007, as compared to a consolidated net loss of $9,940,000 or 27¢ per diluted share for the nine months ended December 31, 2006.  Included in our consolidated net loss for the nine months ended December 31, 2007 was a non-cash mark to market derivative loss of $5,712,000.  Also included in consolidated net loss for the nine months ended December 31, 2007 was $9,891,000 of net start-up costs and losses for Lynx Aviation, $3,228,000 in accelerated depreciation for our seat replacement project, $442,000 in employee separation costs, offset by a post-retirement liability curtailment gain of $6,361,000.  These items increased our consolidated net loss by 36¢ per diluted share.  Included in our net loss for the nine months ended December 31, 2006 were the following items before the effect of income taxes: start-up costs for Lynx Aviation of $1,677,000, gains of $655,000 related to the sale of Boeing parts held for sale and other assets and a non-cash mark to market derivative loss on fuel hedges of $2,306,000. These items, net of income taxes, increased our consolidated net loss by 10¢ per diluted share.

Mainline Revenues

Passenger Revenues - Mainline.  Mainline passenger revenues totaled $923,299,000 for the nine months ended December 31, 2007 compared to $783,996,000 for the nine months ended December 31, 2006, an increase of 17.8%.

Revenues from passenger tickets flown generated 90.8% of our mainline passenger revenues and increased $127,882,000 or 18.0% over the prior year.  The increase in flown ticket sales resulted from a 14.1% increase in ASM’s, or $100,079,000, an increase of 4.0 points in load factor, or $42,349,000, which was offset by a decrease of 1.8% in our yields from ticket sales, or $14,545,000.   The percentage of revenues generated from other sources compared to total mainline passenger revenue are as follows: Administrative fees were 2.8%; revenue recognized for tickets that were not used within one year from issuance were 3.0%, charter revenues were 0.9% and revenue from our co-branded credit card were 2.0%.  These sources of revenue increased total mainline passenger revenue by $15,160,000 as compared to the prior year, an increase of 23.3%. The increase is primarily due to our 17.7% increase in passengers and the increased usage of our co-branded credit card.

Other Revenues.  Other revenues totaled $32,711,000 and $24,248,000 and were 3.4% and 3.0% of total mainline operating revenues for the nine months ended December 31, 2007 and 2006, respectively, an increase of 34.9%.  The increase in other revenues was primarily due to the increase in the revenues earned from the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

Total mainline operating expenses were $930,946,000 and $807,870,000 for the nine months ended December 31, 2007 and 2006, respectively, and represented 96.9% and 99.3% of total mainline revenues, respectively.  Mainline operating expenses decreased as a percentage of revenues during the nine months ended December 31, 2007 largely a result of an increase of 3.2% in our mainline RASM and an increase in our mainline load factor of 4.0 points as compared to the prior comparable period.  This was partially offset by an increase in our mainline CASM of 1.0% as compared to the prior comparable period.

Salaries, Wages and Benefits.  Salaries, wages and benefits increased 14.1% to $206,949,000 for the nine months ended December 31, 2007 compared to $181,391,000 for the nine months ended December 31, 2006, and were 21.5% and 22.3% of total mainline revenues for the nine months ended December 31, 2007 and 2006, respectively.  Salaries, wages and benefits increased over the prior comparable period largely as a result of a 15.6% increase in the employee count to support the 14.1% increase in mainline capacity, general wage increases, increases in workers compensation insurance and additional stock-based compensation expense.

Flight Operations.  Flight operations expenses increased 13.6% to $134,129,000 as compared to $118,022,000, and were 14.0% and 14.5% of total mainline revenues for the nine months ended December 31, 2007 and 2006, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 173,382 for the nine months ended December 31, 2006 to 199,026 for the nine months ended December 31, 2007, an increase of 14.8%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 13.2% to $78,339,000 compared to $69,234,000, and were 8.2% and 8.5% of passenger mainline revenues for the nine months ended December 31, 2007 and 2006, respectively.  We increased the number of pilots and flight attendants over the prior year to support the 14.8% increase in block hours and the 11.2% increase in the average aircraft in service.

Aircraft insurance expenses totaled $6,350,000 (0.7% of total mainline revenues) and $7,871,000 (1.0% of total mainline revenues) for the nine months ended December 31, 2007 and 2006, respectively.  Aircraft insurance expenses were 78¢ and $1.14 per passenger for the nine months ended December 31, 2007 and 2006, respectively.

Aircraft Fuel.  Aircraft fuel costs were $328,389,000 for 138,617,000 gallons used and $273,457,000 for 119,935,000 gallons used for the nine months ended December 31, 2007 and 2006, respectively, and resulted in an average fuel cost of $2.37 and $2.28 per gallon, an increase of 3.9%.  Aircraft fuel costs, excluding non-cash mark to market gains and losses, were $2.33 and $2.26 per gallon for the nine months ended December 31, 2007 and 2006, respectively.  Aircraft fuel expenses represented 34.2% and 33.6% of total mainline revenues for the nine months ended December 31, 2007 and 2006, respectively.  The results of operations for the nine months ended December 31, 2007 include non-cash mark to market derivative losses of $5,712,000 recorded as an increase in fuel and net gains of $21,958,000 in cash settlements received from a counter-party recorded as a decrease in fuel expense. The results of operations for the nine months ended December 31, 2006 include non-cash mark to market derivative losses of $2,306,000 recorded as an increase in fuel and net losses of $2,517,000 in cash payments to a counter-party recorded as an increase in fuel expense.   Fuel consumption for the nine months ended December 31, 2007 and 2006 averaged 696 and 692 gallons per block hour, respectively, an increase of .6%.

Aircraft Lease. Aircraft lease expenses totaled $84,892,000 (8.8% of total mainline revenues) and $80,761,000 (9.9% of total mainline revenues) for the nine months ended December 31, 2007 and 2006, respectively, an increase of 5.1%.  The increase in aircraft lease expenses is due to an increase in the average number of leased aircraft from 36.5 to 38.0 or 4.1%.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $134,697,000 and $120,159,000, an increase of 12.1%, for the nine months ended December 31, 2007 and 2006, respectively, and represented 14.0% and 14.8% of total mainline revenue.  During the nine months ended December 31, 2007, our departures increased to 79,779 from 72,431, an increase of 10.1%.  Aircraft and traffic servicing expenses were $1,688 per departure for the nine months ended December 31, 2007 as compared to $1,659 per departure for the nine months ended December 31, 2006, an increase of 1.7%.  This increase was primarily due to rent increases for the additional six gates at DIA and approximately $2,400,000 of additional glycol expenses incurred during the nine months ended December 31, 2007.

Maintenance.  Maintenance expenses of $75,662,000 and $65,017,000 were 7.9% and 8.0% of total mainline revenues for the nine months ended December 31, 2007 and 2006, respectively, and increased by 16.4% in the current period as compared to last year.  Maintenance cost per block hour was $380 and $375 for the nine months ended December 31, 2007 and 2006, respectively, an increase of 1.3%.  During the nine months ended December 31, 2007, we had two major unscheduled maintenance events that were not covered by maintenance agreements which increased expense by $1,315,000, or $7.00 per block hour.

Promotion and Sales.  Promotion and sales expenses totaled $102,440,000 and $86,514,000 and were 10.7% and 10.6% of total mainline revenues for the nine months ended December 31, 2007 and 2006, respectively, an increase of 18.4%.  During the nine months ended December 31, 2007, promotion and sales expenses per mainline passenger increased to $12.58 from $12.51 for the nine months ended December 31, 2006.

General and Administrative.  General and administrative expenses for the nine months ended December 31, 2007 and 2006 totaled $43,565,000 and $39,851,000, respectively, and were 4.6% and 4.9% of total mainline revenues, respectively, an increase of 9.3%.   The increase in general and administrative expenses primarily related to increased wages, information technology consulting fees, and also increased due to charges related to management changes, offset by decreases in workers compensation expense and health insurance expense.

Depreciation.  Depreciation expenses for the nine months ended December 31, 2007 and 2006 totaled $33,091,000 and $24,758,000, respectively, and were 3.4% and 3.0% of total mainline revenues for the nine months ended December 31, 2007 and 2006, respectively, an increase of 33.7%.  Depreciation expenses increased over the prior comparable period as a result of $3,228,000 in accelerated depreciation recorded during the nine months ended December 31, 2007 for our Airbus seat replacement project and a 22.3% increase in the average number of aircraft owned to 21.4 during the nine months ended December 31, 2007 as compared to 17.5 during the nine months ended December 31, 2006.

Consolidated Nonoperating Expenses

Nonoperating Expense.  Net nonoperating expense totaled $17,522,000 for the nine months ended December 31, 2007 as compared to net nonoperating expense of $10,691,000 for the nine months ended December 31, 2006, an increase of 63.9%

Interest Income. Interest income decreased to $10,037,000 from $11,980,000, or 16.2%, during the nine months ended December 31, 2007 from the prior comparable period as a result of a decrease in our average cash position.

Interest Expense. Interest expense increased to $26,939,000 for the nine months ended December 31, 2007 from $22,561,000 for the nine months ended December 31, 2006.  The increase was due to additional debt related to the increase in the average number of owned aircraft during the period from 17.5 to 21.4, which was offset by a decrease in the weighted average interest rate from 7.13% as of December 31, 2006 to 6.90% as of December 31, 2007.

Income Tax Benefit.  There was no provision for income taxes for the nine months ended December 31, 2007 due to accumulated losses for which valuation allowances have been recorded.  We recorded an income tax benefit of $4,578,000 during the nine months ended December 31, 2006 at a 31.5% rate.

Regional Partners

Passenger Revenues – Regional Partners.  Regional Partner revenues totaled $88,390,000 for the nine months ended December 31, 2007 and $75,053,000 for the nine months ended December 31, 2006, a 17.8% increase.  The increase in revenues is due to a 23.6% increase in passengers offset by a decrease in the average fare to $99.29 from $104.19, a decrease of 4.7%.   The decrease in average fare is largely due to the increase in connecting traffic over the prior period which obtains a lower fare than local traffic and the low fares obtained from the Los Angeles, California to San Francisco, California shuttle which we discontinued in July 2007.

Operating Expenses – Regional Partners.  Regional partner expenses for the nine months ended December 31, 2007 and 2006 totaled $109,602,000 and $83,679,000, respectively, and were 124.0% and 111.5% of total regional partner revenues, respectively.

Lynx Aviation

Passenger Revenues – Lynx Aviation.  Passenger revenues from flight operated by Lynx Aviation after obtaining its operating certificate on December 6, 2007 totaled $2,659,000 for the nine months ended December 31, 2007.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service.  For the nine months ended December 31, 2007, operating expenses were $12,550,000 as compared to $1,677,000 for the nine months ended December 31, 2006.

During the nine months ended December 31, 2007, Lynx Aviation incurred $8,455,000 related to flight operation expenses primarily related to pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.  After obtaining an operating certificate in December 2007, additional direct and allocated costs of $4,095,000 were incurred related to 679 departures.

During the nine months ended December 31, 2006, Lynx Aviation incurred $1,677,000 of start-up costs primarily related to consulting and legal expenses incurred in conjunction with signing the purchase agreement with Bombardier, Inc. for Q400 aircraft and the formation of the subsidiary.

Liquidity and Capital Resources

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, and the cost of fuel.  Our liquidity will be negatively impacted by the record high price of fuel which as of January 29, 2008 was $2.78 per gallon.  We depend on lease or mortgage-style financing to acquire all of our aircraft, including ten additional Airbus aircraft that are scheduled for delivery through November 2011 and two Bombardier aircraft scheduled for delivery in January 2008.

We had cash and cash equivalents of $170,434,000 and $202,981,000 at December 31, 2007 and March 31, 2007, respectively.  At December 31, 2007, total current assets were $291,636,000 as compared to $367,481,000 of total current liabilities, resulting in negative working capital of $75,845,000.  At March 31, 2007, total current assets were $340,405,000 as compared to $359,326,000 of total current liabilities, resulting in negative working capital of $18,921,000.  The decrease in working capital is primarily due to additional pre-delivery payments made of $24,259,000 for future aircraft deliveries, an increase in the current portion of long-term debt of $6,481,000 as a result of additional debt for aircraft purchases, and capital expenditures for aircraft and other assets in excess of financings, offset by cash provided by operating activities of $32,687,000

Operating activities.  Cash provided by operating activities for the nine months ended December 31, 2007 was $32,687,000 as compared to cash used by operating activities of $13,767,000 for the nine months ended December 31, 2006, an increase of $46,454,000. The increase in operating cash flows was primarily due to a decrease in restricted investments and a lower reduction in our air traffic liability.  During the nine months ended December 31, 2007, restricted investments decreased by $1,429,000 as opposed to an increase of $16,017,000 during the nine months ended December 31, 2006, producing a year-over-year increase in cash from operating activities of $17,446,000.  During the nine months ended December 31, 2007, we replaced our bankcard processor which temporarily reduced our collateral requirements until we are fully ramped up with our current processor.  During the nine months ended December 31, 2006, a $22,855,000 reduction in our air traffic liability was due to a 35.4% decrease in our bookings as compared to March 31, 2006.  During the nine months ended December 31, 2007, a $9,002,000 decrease in our air traffic liability was due to an 18.5% decrease in our bookings as compared to March 31, 2007.  This change in our air traffic liability year-over-year is due to stronger bookings which generated a year-over-year $13,853,000 increase in cash from operations.

Investing Activities.  Cash used in investing activities for the nine months ended December 31, 2007 was $171,324,000.  Capital expenditures were $240,212,000 for the nine months ended December 31, 2007, which included the purchase of three Airbus A318 and eight Bombardier Q400 aircraft, new leather seat sets for 24 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. We received $93,147,000 primarily from the sale of five of the eight newly acquired Bombardier Q400 aircraft in sale-leaseback transactions.  Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $24,259,000.

Cash used in investing activities for the nine months ended December 31, 2006 was $101,604,000.  Capital expenditures were $109,088,000 for the nine months ended December 31, 2006, which included the purchase of three Airbus A319 aircraft and one spare engine, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment.  We received $43,706,000 primarily from the sale of one of  three newly acquired Airbus A319 aircraft and a spare engine in two sale-leaseback transactions and proceeds from the sale of Boeing assets held for sale.   Aircraft lease and purchase deposits made during the period were $26,522,000, including $10,812,000 for pre-delivery payments on Bombardier Q400 aircraft.

Financing Activities.  Cash received from financing activities for the nine months ended December 31, 2007 was $106,090,000.  During the nine months ended December 31, 2007, we had short-term borrowings of $31,817,000 for the purchase of two of our Bombardier aircraft.  During the period we refinanced these aircraft with long-term borrowings and repaid the total amount of the borrowings.  During the nine months ended December 31, 2007, we also borrowed $201,136,000 for the purchase of three Airbus A318 and eight Bombardier Q400 aircraft, $12,333,000 under a PDP deposit financing and $3,000,000 in a line of credit.  These were offset by debt principal payments of $106,326,000 on 30 of our owned Airbus and Bombardier aircraft and we paid $1,084,000 in financing fees.   Principal payments include $80,188,000 on the retirement on debt of five of the Bombardier Q400 aircraft upon completion of sale-leaseback transactions during the period.

Cash provided by financing activities for the nine months ended December 31, 2006 was $34,118,000.  During the nine months ended December 31, 2006, we paid $17,428,000 of debt principal payments on 18 owned aircraft and we borrowed $52,400,000 for two additional Airbus A319 aircraft.  We also were required to increase our compensating balance at a bank by $750,000 to secure letters of credit.

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

After a thorough fleet analysis completed considering the current price of fuel and the potential impacts of a slowing economy, we have elected to sell four of our 22 owned Airbus A318 and A319 aircraft. We have begun marketing the aircraft and believe that we should be able to close on these transactions in the next few months, allowing us to slow our capacity growth and increase our cash position

Our purchase rights for 17 Airbus aircraft expired on July 1, 2007.  We have options to purchase ten Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights.  We have obtained financing for all of our planned Airbus aircraft deliveries up to our February 2009 delivery and two Bombardier aircraft for which we have firm purchase commitments and expect to have adequate liquidity to cover our contractual obligations.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits (see discussion in the Contractual Obligations section below).

We currently sublease approximately one-half of a maintenance hangar located at DIA from Continental Airlines. We use this facility to perform our heavy maintenance and some of our line maintenance. The sublease for the facility expired in February 2007, and we are currently on a month-to-month lease. We are moving forward with the design and construction of a line maintenance facility at DIA.  Design has been completed but the project remains contingent on the ability to offer reasonably priced special facility bonds to finance the project and to negotiate the related lease document with DIA.  If successful, we anticipate commencing construction of the project in the Summer of 2008, with completion within 12 to 18 months.  As designed, the facility would accommodate line maintenance for our mainline fleet and provide space for our Regional Partners on an ad hoc basis.  We recently announced a decision to construct a heavy maintenance facility at Colorado Springs Airport in Colorado Springs, Colorado.  We have been working with local officials on special facility bond financing and have identified the architectural firm that will assist with project scoping and design.  At this point we have not begun design efforts.  We therefore do not anticipate construction to begin until late 2008.   Relocating our heavy maintenance functions to Colorado Springs will cause us to incur relocation expenses.  We may also experience higher than normal staff attrition.  In addition, we may be forced to contract for third party maintenance services during a transition period, which would increase our overall maintenance costs.

We cannot predict future trends or predict whether current trends and conditions will continue.  Our future liquidity and capital resources may be impacted by many factors, including “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended March 31, 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt - principal (1)	$573,565	$33,241	$75,635	$95,512	$369,177
Long-term debt - interest (1)	277,343	37,259	67,030	53,913	119,141
Short-term borrowings – principal and interest (2)	12,444	12,444	—	—	—
Operating leases (3)	1,717,224	188,837	381,406	355,426	791,555
Unconditional purchase obligations (4) (5) (6)	500,417	166,551	296,114	37,752	—
Total contractual cash obligations	$3,080,993	$438,332	$820,185	$542,603	$1,279,873

(1)  At December 31, 2007, we had 22 loan agreements for 13 Airbus A319 aircraft and nine Airbus A318 aircraft. Two of the loans have a term of ten years and are payable in equal monthly installments, including interest, payable in arrears. These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest with rates of 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan. The remaining 20 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At December 31, 2007, interest rates for these loans ranged from 6.25% to 8.87%. Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $9,312,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft. This loan has a seven-year term with quarterly installments of approximately $250,000. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 9.00% at December 31, 2007.

At December 31, 2007, we had three loan agreements for three Bombardier Q400 aircraft. These aircraft loans have terms of 15 years, bear fixed rate interest with a weighted average rate of 6.75%, and are payable in semi-annual installments. A security interest in the aircraft secures the loans, which are guaranteed by both Frontier and Frontier Holdings.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025. At any time on or after December 20, 2010, we may redeem any of the convertible notes for the principal amount plus accrued interest. Note holders may require us to repurchase the notes for cash for the principal amount plus accrued interest only on December 15, 2010, 2015 and 2020 or at any time prior to their maturity following a designated event as defined in the indenture for the convertible notes. Holders may convert the notes into shares of our common stock at a conversion rate of 96.7352 shares per $1,000 principal amount (representing a conversion price of approximately $10.34 per share). In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments. However, these notes may be called five at the earlier times discussed above, which would impact the timing of the principal payments.

(2)  In November 2007, we entered into a pre-delivery deposit facility (“PDP Facility”) for the purpose of financing obligations to make pre-delivery payments on eight A320 aircraft. The PDP Facility allows the Company to draw amounts up to $22,200,000 for aircraft deliveries through August 2010. As of December 31, 2007, we had $12,333,000 outstanding under the PDP Facility for A320 aircraft deliveries scheduled for February 2008 and March 2008. As such, the amount outstanding is classified as short-term borrowings on the consolidated balance sheet.

(3) As of December 31, 2007, we leased 36 Airbus A319 type aircraft, two Airbus A318 aircraft, and five

Bombardier Q400 aircraft under operating leases with expiration dates ranging from 2013 to 2022.  Under all of our leases, we have made cash security deposits, which totaled $23,090,000 at December 31, 2007.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the nine months ended December 31, 2007 and 2006, additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $20,055,000 and $19,940,000, respectively, and are included in maintenance expense in the statements of operations.  On January 11, 2007, we signed an agreement with Republic, under which Republic will operate up to 17 Embraer 170 aircraft each with capacity of up to 76 seats.  The contract period is for an 11-year period starting on the date the last aircraft is placed in service, which is scheduled for December 2008.  The service began on March 4, 2007 and replaced our agreement with Horizon.  In the contractual obligations table above, fixed costs associated with the Republic agreement are reflected through the stated contract period.

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

(4)  As of December 31, 2007, we have remaining firm purchase commitments for ten additional aircraft from Airbus that have scheduled delivery dates beginning in February 2008 and continuing through November 2011 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009.  Also as of December 31, 2007, we had two remaining firm purchase commitments for Bombardier aircraft that we took delivery of in January 2008.  Included in the purchase obligations are the remaining amounts due Airbus and Bombardier, amounts for spare aircraft components to support the additional aircraft and the remaining new leather aircraft seats for an additional 23 ship sets yet to be purchased.  We are not under any contractual obligations with respect to spare parts or the new aircraft seats.

We have secured financing commitments totaling approximately $32,200,000 for commitments for the remaining two Bombardier aircraft.  We have secured financing totaling approximately $64,000,000 to complete the purchase of two of our remaining ten Airbus aircraft scheduled for delivery in our fourth fiscal quarter of 2008.  To complete the purchase of the remaining eight Airbus aircraft scheduled for delivery starting in February 2009, we must secure additional aircraft financing totaling approximately $256,000,000 assuming bank financing was used for these remaining aircraft.    The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of December 31, 2007, we had made pre-delivery payments on future aircraft deliveries totaling $30,193,000 of which $7,209,000 relates to aircraft for which we have not yet secured financing and $22,984,000 relates to aircraft for which we have secured financing.

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

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2007, we had outstanding letters of credit, bonds and cash security deposits totaling $22,223,000. $1,984,000 and $24,664,000, respectively.

We also have an agreement with a financial institution where we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility.  As of December 31, 2007, we had $18,187,000 available under this facility. We have reduced the amount available for borrowings by letters of credit issued of $14,560,000 and cash draws of $3,000,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving line of credit that permits us to issue letters of credit up to $3,500,000.  In June 2006, the revolving line of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000 and matures in June 2008.  As of December 31, 2007, we have utilized $4,818,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.

During the nine months ended December 31, 2007, we terminated our contract with a bankcard processor and entered into a new agreement with another vendor.  Both agreements require us to collateralize a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions.  We are in the process of unwinding the collateral that was in place with the prior vendor and are in a ramp-up phase with the current vendor.   As of December 31, 2007, the combined amount totaled $37,966,000.  As of January 25, 2008, the combined amount totaled $38,566,000.  This amount adjusts monthly until March 31, 2008 when the collateral requirement with the prior vendor is totally eliminated and the collateral requirement for the current vendor begins to be adjusted quarterly in arrears based on our air traffic liability associated with these estimated bankcard transactions.  As of March 31, 2008, we expect that our estimated requirement will increase by approximately $14,848,000.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as, working capital ratio, and percentage of debt to debt plus equity.  As of December 31, 2007, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC.  If we failed the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended January 25, 2008, the bond coverage would be increased to $9,245,000 if we failed the tests.  If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.

Hedging Transactions

In November 2002, we initiated a fuel hedging program using a variety of financial derivative instruments.  These fuel hedges do not qualify for hedge accounting under SFAS 144, and, as such, realized and non-cash mark to market adjustments to the fair value of the hedge contracts, are included in aircraft fuel expense.  The results of operations for the nine months ended December 31, 2007 and 2006 include non-cash mark to market derivative losses of $5,712,000 and $2,306,000, respectively. Cash settlements for fuel derivatives contracts for the nine months ended December 31, 2007 and 2006 were receipts of $21,958,000 and payments of $2,517,000, respectively.  We have entered into the following swap and collar agreements that cover periods during our fiscal year 2008 including hedges entered into prior to January 29, 2008:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

January 2007	Jet A	100,000	April 1, 2007 - June, 30, 2007	Swap priced at $1.817 per gallon	26%

January 2007	Crude Oil	40,000	July 1, 2007-September 30, 2007	$64.70 per barrel call, with a put of $59.15	10%

January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$65.90 per barrel call, with a put of $59.90	20%

January 2007	Crude Oil	80,000	April 1, 2007 - June, 30, 2007	$59.30 per barrel call, with a put of $49.30	20%

January 2007	Crude Oil	80,000	July 1, 2007-September 30, 2007	$60.75 per barrel call, with a put of $50.45	20%

January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$62.00 per barrel call, with a put of $51.10	20%

January 2007	Crude Oil	80,000	January 1, 2008 - March 31, 2008	$62.60 per barrel call, with a put of $52.10	22%

November 2007	Jet A Crack Spread Swaps	87,000	January 1, 2008 - March 31, 2008	Swap priced at $19.30 per barrel	24%

November 2007	Jet A Crack Spread Swaps	176,000	April 1, 2008 - June, 30, 2008	Swap priced at $17.80 per barrel	42%

November 2007	Jet A Crack Spread Swaps	186,000	July 1, 2008-September 30, 2008	Swap priced at 18.95 per barrel	45%

January 2008	Crude Oil	106,000	April 1, 2008 - June, 30, 2008	Three way collar with a call of $90.00 per barrel (capped at $105.00 and a put of $85.50)	25%

January 2008	Crude Oil	111,000	July 1, 2008-September 30, 2008	Three way collar with a call of $89.00 per barrel (capped at $104.00 and a put of $82.95)	25%

January 2008	Crude Oil	103,000	October 1, 2008 - December 31, 2008	Three way collar with a call of $88.00 per barrel (capped at $103.00 and a put of $80.70)	25%

January 2008	Crude Oil	102,000	January 1, 2009 - March 31, 2009	Three way collar with a call of $87.00 per barrel (capped at $102.00) and a put of $79.05	25%

* Jet A is Gulf Coast Jet A fuel.  Crude oil is West Texas Intermediate crude oil.  Jet A Crack spread swaps are hedges in which we have hedged the difference between Gulf Coast Jet A fuel costs and the West Texas Intermediate crude oil costs.

** One barrel is equal to 42 gallons.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term.  For owned aircraft, this agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The costs under this agreement for our purchased aircraft for the nine months ended December 31, 2007 and 2006 were approximately $7,031,000 and $4,178,000, respectively.  Any unplanned maintenance expenses not otherwise covered by reserves are paid by us.  For our leased aircraft that are covered by the agreement, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements.  At the time a leased engine makes a scheduled maintenance shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.  To the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2007, approximately $562,757,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $22,508,000 principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Represented Employees

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel.  Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the nine months ended December 31, 2007.  Based on actual fuel usage for the nine months ended December 31, 2007, such a change would have had the effect of increasing or decreasing our mainline and regional partner aircraft fuel expense for the nine months ended December 31, 2007 by approximately $38,352,000, excluding the impact of our fuel hedging.  Comparatively, based on projected fiscal year 2008 fuel usage for our mainline operations and regional partner operators, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2008 by approximately $51,638,000, excluding the effects of our fuel hedging arrangements.

Our results of operations for the nine months ended December 31, 2007 include cash settlements on fuel derivative contracts of $21,958,000 recorded as a decrease to fuel expense and non-cash mark to market losses of $5,712,000 recorded as an increase in fuel expense with respect to fuel hedging agreements.  As of December 31, 2007, the fair value of the hedge agreements recorded on the balance sheet as an asset was $8,017,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft.  Interest expense on 70.6% of our debt is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $4,135,000 assuming the loans outstanding that are subject to interest rate adjustments at December 31, 2007 totaling $413,517,000 are outstanding for the entire period.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FRONTIER AIRLINES HOLDINGS, INC.

Date: January 29, 2008	By:	/s/ Paul H. Tate
Paul H. Tate, Executive Vice President and Chief Financial Officer

Date: January 29, 2008	By:	/s/ Elissa A. Potucek
Elissa A. Potucek, Vice President, Controller, Treasurer and Principal Accounting Officer