Form 10-K
period 2008-03-31
Frontier Airlines Holdings, Inc.
filed 2008-06-30
CIK 1351548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-51890

FRONTIER AIRLINES HOLDINGS, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION as of April 10, 2008)

(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:  (720) 374-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, Par Value of $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” or “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of September 30, 2007 was $226,812,395.

The number of shares of the Company’s common stock outstanding as of June 23, 2008 is 36,945,744.

Documents Incorporated By Reference.   Part III of this Form 10-K will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

PART I

Item 1:  Business

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

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of this report under ‘‘Risks Related to Frontier’’ and ‘‘Risks Associated with the Airline Industry.’’ In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report

In this report, references to “us,” “we,” or the “company” refer to Frontier Airlines Holdings, Inc. unless the context requires otherwise.

Chapter 11 Bankruptcy Filings

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD). We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we might propose and that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities. In addition, trading of our common stock on the NASDAQ Stock Exchange was suspended on April 22, 2008, and our common stock was delisted from the NASDAQ Stock Exchange on May 22, 2008.  Additional information about our Chapter 11 filing is available on the internet at www.frontierairlines.com/restructure and Bankruptcy Court filings and claims information are also available at www.frontier-restructuring.com.

Chapter 11 Process

Frontier Holdings, Frontier Airlines and Lynx (collectively the “Debtors”) are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. In several recent bankruptcies in our industry, the airline ceased operations, and we can give no assurance that we will be able to continue to operate our business or successfully reorganize.

The Bankruptcy Court has approved various motions for relief designed to allow us to continue normal operations.  The Bankruptcy Court’s orders authorize us, among other things, in our discretion to: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay certain vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including our Early Returns frequent flyer program and our ticketing programs; (d) honor certain obligations arising prior to the Petition Date related to our interline, clearinghouse, code sharing and other similar agreements; and (e) continue maintenance of existing bank accounts and existing cash management systems.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  The Creditors’ Committee has been generally supportive of the Debtors’ positions on various matters; however, there can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed.   Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-K, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code (“Section 1110”), certain secured parties, lessors and conditional sales vendors may have extra rights regarding taking possession of certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract pursuant to their agreement with the Debtors. Section 1110 provides that, unless the Debtors agree to perform under the agreement and cure all defaults within 60 days after the Petition Date, such financing party can take possession of such equipment.

Section 1110 effectively shortens the automatic stay period to 60 days with respect to Section 1110-eligible aircraft, engines and related equipment subject to the following two conditions. First, the debtor may extend the 60-day period by agreement of the relevant financier, with Bankruptcy Court approval. Alternatively, the debtor may agree, with court approval, to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code (which does not preclude later rejecting any related lease).  On June 9, 2008, we agreed to perform our obligations under our applicable financings, and we believe we have cured the defaults under these financings.  We have resolved all cure issues with a majority of our aircraft financiers.  We are, however, negotiating with respect to a few remaining aircraft obligations, primarily related to our Airbus 318 aircraft, and the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent we are unable to reach agreements with these aircraft financiers, those parties may seek to take action with respect to the related aircraft, including taking possession of the aircraft.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan.  We will likely file one or more motions to request extensions of these time periods.  If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred commencing in April 2008, are expected to significantly affect our results of operations.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. As discussed above, if the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.  At this time there is no assurance we will be able to restructure as a going concern or successfully propose, or implement a plan of reorganization.

Item 1:  Business

General

We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  We are the second largest jet service carrier at DIA based on departures.  We offer our customers a differentiated product, with new Airbus and Bombardier aircraft, comfortable passenger cabins that we configure with one class of seating, ample leg room, affordable pricing, and in-seat DirectTV with 24 channels of live television entertainment and four additional channels of current-run pay-per-view movies on our mainline routes.  In January 2007, the U.S. Department of Transportation (“DOT”) designated us as a major carrier.  As of June 23, 2008, we (including our wholly owned subsidiary Lynx) operated routes linking our Denver hub to 52 U.S. cities spanning the nation from coast to coast, five cities in Mexico, one city in Canada and one city in Costa Rica.

In December 2007, Lynx obtained its operating certificate to provide scheduled air transportation service from the Federal Aviation Administration (“FAA”).  The aircraft are operated by Lynx Aviation under its operating certificate.  Lynx Aviation began revenue service on December 7, 2007 upon receiving FAA certification.  As of June 23, 2008, Lynx Aviation has taken delivery of ten Q400 aircraft. Lynx Aviation currently provides service to 12 destinations.

As of June 23, 2008, we operated a mainline fleet of 60 jets (38 of which we lease and 22 of which we own), consisting of 47 Airbus A319s, 11 Airbus A318s and two Airbus A320s, and a regional fleet of 10 Bombardier Q400 turboprop aircraft operated by Lynx.  During the years ended March 31, 2008 and 2007, we increased year-over-year mainline capacity by 12.0% and 14.4%, respectively, and we increased year-over-year mainline passenger traffic by 19.3% and 14.7%, respectively.

On January 11, 2007, we entered into an agreement with Republic Airlines, Inc. (“Republic”) for Republic to operate 17 Embraer 170 aircraft with capacity of 76-seats.  On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic Airlines on the terms under which Frontier would reject the agreement as of June 22, 2008.  Republic Airlines retains their rights to file claims in the bankruptcy proceedings as a result of this rejected agreement. The agreement provided for a structured reduction and gradual phase-out of Republic’s 12 aircraft which had been delivered to us from our daily operation. The phase-out was completed on June 22, 2008.

In order to increase connecting traffic, we have a code share agreement with Great Lakes Aviation Ltd.  We expect Lynx to provide additional connecting traffic to markets where regional jet service would not be as economically feasible to operate or would be operationally restricted.  We also have interline agreements with 33 domestic and international airlines serving cities on our route system.  Generally, these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

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

In September 2007, we signed a limited-term contract with ExpressJet Airlines, Inc. (“ExpressJet”) to operate two to four 50-seat Embraer 145XR jets on routes intended to be serviced by Lynx Aviation.  ExpressJet provided this service between November 15, 2007 and December 6, 2007, until Lynx Aviation received their FAA certificate.  These routes are now serviced by Lynx Aviation.

Our filings with the SEC are available at no cost on our website, www.frontierairlines.com, in the Investor Relations folder contained in the section titled “About Frontier” and are also available at the SEC’s website, http://www.sec.gov.  These reports include our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5, and any related amendments or other documents that we file with or furnish the SEC, and are made available as soon as reasonably practicable after we file or furnish the materials with the SEC.

We were incorporated in 2006 under the laws of the State of Delaware to become a holding company for Frontier Airlines.  Frontier Airlines and Lynx Aviation are incorporated under the laws of the State of Colorado.  Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249.  Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1FLY.

 See “— Risk Factors Relating to Frontier” and “— Risk Factors Relating to the Airline Industry” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for additional discussion of trends and factors affecting us and our industry.

Business Strategy

Our business strategy is to provide air service at affordable fares to high volume markets from our Denver hub and limited point-to-point routes outside of our Denver hub while seeking ways to leverage our strong market position in Denver and excellent product and service.  Our strategy is based on the following factors:

•              Stimulate demand by offering a combination of low fares, quality service and frequent flyer credits in our frequent flyer program, EarlyReturns®.

•              Continue filling gaps in flight frequencies to current markets from our Denver hub.

•              Continue to successfully defend our position in Denver against new entrants.

Our route system strategy encompasses connecting our Denver hub to top business and leisure destinations.  We currently serve 44 of the top 50 destinations from Denver, as defined by the DOT’s Origin and Destination Market Survey.  As of June 23, 2008, we operate routes linking our Denver hub to 59 destinations including Mexico, Costa Rica and Canada.

We believe we have created a widely recognized brand that distinguishes us from our competitors and identifies us as a safe, reliable, low-fare airline focused on customer service and providing a high quality travel experience. Similarly, we believe that customer awareness of our brand has contributed to our ability to leverage our brand preference in marketing efforts and positions us to be a preferred marketing partner with companies across many different industries. We have a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers.  Our frequent flyer program offers some of the most generous benefits in the industry, including a free round-trip award ticket within the contiguous U.S. or between the contiguous U.S. and Canada after accumulating only 15,000 miles (35,000 miles to Costa Rica and 25,000 miles to Alaska or any of our destinations in Mexico). We believe our friendly and dedicated employees, affordable pricing, accommodating service, in-flight entertainment systems and comfortable airplanes distinguish our product and service from our competitors.  Safety is a primary concern, and we are proud that our maintenance staff has been awarded the FAA Diamond Award for Excellence for nine straight years – an award that recognizes our commitment to the ongoing training and education of our maintenance staff.

Airline Industry

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

We compete principally with United, the dominant carrier at DIA. United has a competitive advantage due to its larger number of flights from DIA, its significantly broader domestic and international route system, its mature and robust loyalty program, and its offering a multiple class cabin for most of its flights.   In February 2003, United launched a new low-fare airline, Ted, which we believe was developed in an attempt to operate with lower costs than United’s mainline operations to compete with us and other low-cost carriers.  United recently announced that it intends to eliminate Ted as a separate carrier.

In January 2006, Southwest Airlines, the largest low-cost U.S. airline, introduced service at DIA.  Southwest Airlines currently has 82 flights out of DIA to 25 destinations, and has announced plans to add another five destinations out of DIA with 92 scheduled daily flights in September 2008.  Southwest pioneered the low-cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating with no seat assignments.  These methods, coupled with significant favorable fuel hedging positions, enable Southwest to offer fares that are significantly lower than those charged by other U.S. airlines.  We believe we need to match these low fares in the routes in which we compete with Southwest in order to retain market share, which has impacted our yields.  Further expansion by Southwest into other markets we serve would require us to respond in similar fashion.

During March 2008, United, Ted, and its commuter affiliates had a total market share at DIA of approximately 49.8%, down from 55.4% during March 2007.  During March 2008, Southwest had a total market share at DIA of approximately 6.6%, up from 4.6% during March 2007.  Our market share at DIA, including our codeshare affiliates and Lynx Aviation, during March 2008 was 26.7%, up from 21.0% during March 2007.  As of June 2008, our seat share was 23.9%, United’s seat share was 47.4% and Southwest’s seat share was 11.9%.  We compete with United and Southwest primarily on the basis of fares, fare flexibility, the number of markets in which we operate and the number of frequencies within a market, our frequent flyer programs, brand recognition (particularly in Denver market), the level of passenger entertainment available on our aircraft and the quality of our customer service.

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

At the present time, New York’s LaGuardia and John F. Kennedy International Airports and Washington Ronald Reagan National Airport are regulated by means of “slot” allocations, which represent government authorization to take off or land at a particular airport within a specified time period.  FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances. At New York LaGuardia airport, we currently hold four high-density exemption slots, with two seasonal slots, and at the present time, we utilize six of these slots to operate three daily round-trip flights between DIA and LaGuardia.  At Washington Ronald Reagan National Airport, we currently hold and are using eight beyond perimeter slots for four round-trip flights between DIA and Reagan National.

Another airport we serve, John Wayne International Airport in Santa Ana, California (SNA), is also slot controlled at the local level as mandated by a federal court order.  We currently hold and use six arrival and departure slots at SNA, for three daily round-trips between DIA and SNA.

The Open Skies Agreement between the U.S. and the European Union, or E.U., which took effect in March 2008, allows any U.S. or European carrier to fly any route between any city in the E.U. and any city in the U.S. We believe that this new accord will result in increased competition in the U.S. airline industry by providing customers with an even greater choice of airlines to fly.

Maintenance and Repairs

All of our aircraft maintenance and repairs are accomplished in accordance with our maintenance program approved by the FAA.  Since mid-1996, we have trained, staffed and supervised our own maintenance work force in Denver, Colorado.  We sublease a portion of Continental Airlines’ hangar at DIA where we currently perform most of our own line maintenance and longer interval maintenance. The sublease for the facility expired in February 2007, and we are currently on a month-to-month lease.  We also maintain line maintenance facilities in Phoenix, Arizona and Kansas City, Missouri.  FAA approved outside contractors perform other major maintenance, such as line maintenance at our spoke cities, longer interval maintenance when we do not have adequate facilities or staff to meet maintenance needs and major engine repairs.

We have attempted to level our engine maintenance expenses by entering into a maintenance cost per hour agreement with GE Engine Services, Inc. (“GE”).  For our owned aircraft, this agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first.  For each covered leased aircraft, the agreement term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term on the covered engines.  This agreement requires non-refundable monthly payments, which are increased periodically, at a specified rate multiplied by the number of flight hours the engine operated during that month.  Currently, engines on all of our owned and most of our leased aircraft are subject to the GE agreement.  For the covered leased aircraft, the lessors pay GE directly for the repair of aircraft engines in conjunction with this agreement from reserve accounts established under the applicable lease documents and are required to pay any amounts above funded reserves in the event of a shortfall if maintenance expenses incurred are outside scheduled maintenance and not otherwise covered by a reserve.  For our owned aircraft, we pay GE directly.

Under our aircraft lease agreements, we pay all expenses relating to the maintenance and operation of our aircraft, and we are required to pay supplemental monthly payments to the lessors based on usage.  Supplemental payments, which increase annually, are applied against the cost of scheduled major maintenance.  To the extent these reserves are not used for major maintenance during the lease terms, excess supplemental payments are forfeited to the aircraft lessors after termination of the lease.  Additionally, to the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Our monthly mainline completion factors for the years ended March 31, 2008, 2007, and 2006, excluding cancellations that were not related to maintenance, averaged 99.6%, 99.9% and 99.9%, respectively.  The completion factor is the percentage of our scheduled flights that were operated by us, whether or not delayed (i.e., not canceled).  We believe that our high monthly completion factors are attributable to the reliability of our new Airbus fleet and the record of excellence in our maintenance department.

For nine consecutive years starting in 1999, our maintenance and engineering department received the FAA’s highest award, the Diamond Certificate of Excellence, in recognition of 100 percent of our maintenance and engineering employees completing advanced aircraft maintenance training programs.  The Diamond Award recognizes advanced training for aircraft maintenance professionals throughout the airline industry.  We were one of the first Part 121 domestic air carrier to achieve 100 percent participation in this training program by our maintenance employees.

Fuel

Fuel prices have increased significantly over the past three years.  During the years ended March 31, 2008, 2007, and 2006, jet fuel, including hedging activities and our regional partner operations, accounted for 35.3%, 31.8% and 31.1%, respectively, of our operating expenses.  We have arrangements with major fuel suppliers for substantial portions of our fuel requirements, and we believe that these arrangements assure an adequate supply of fuel for current and anticipated future operations.  Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our control.  Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty.  Our mainline average fuel prices per gallon including realized and non-cash mark to market hedging activities, taxes and into-plane fees for the last three fiscal years were as follows:

Fiscal Year Ended	Average Fuel Price per Gallon	Monthly Low Price per Gallon	Monthly High Price per Gallon

March 31, 2008	$2.45	$2.04	$3.04
March 31, 2007	$2.12	$1.57	$2.47
March 31, 2006	$1.99	$1.66	$2.65

As of June 23, 2008, the average price per gallon was approximately $4.22.  Due to our Chapter 11 filing, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in May 2008 and subsequently settled, which resulted in cash receipts of $23,409,000.  We do not currently have any further hedging contracts in place.

Increases in fuel prices have had and could continue to have a material adverse effect on our operations and financial results.  Based on our current fleet and operations, we estimate that a 1¢ increase in the price of fuel per gallon increases our operating expenses by approximately $1,900,000 on an annualized basis.  This number will increase or decrease if we change our capacity. Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly because of our affordable fare strategy and intense competition.

Employees

As of June 23, 2008, we had approximately 6,170 employees, including 5,035 full-time and 1,135 part-time and on-call personnel.  Our employees include 806 pilots, 1,121 flight attendants, 1,512 customer service agents, 193 scouts and on-call personnel, 749 ramp service agents, 449 reservations agents, 151 aircraft appearance agents, 100 catering agents, 533 mechanics and related personnel, and 558 general management and administrative personnel.  We consider our relations with our employees to be good.

Approximately 20% of our employees are represented by unions.  Our relations with our labor unions are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (“NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into a collective bargaining agreement with the employer.  Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request the NMB to appoint a federal mediator to participate in the negotiations for a new or amended agreement.

The following table reflects our principal collective bargaining agreements, and their respective amendable dates:

	Approximate Number		Contract
Employee Group	of Employees	Representing Union	Amendable Date

Pilots	714	Frontier Airline Pilots Association (“FAPA”)	March 2011

Mechanics	301	Teamsters Airline Division	January 2009

Dispatchers	19	Transport Workers Union	September 2012

Aircraft appearance agents and maintenance cleaners	151	Teamsters Airline Division	September 2015

Material Specialist	32	International Brotherhood of Teamsters	January 2009

In May and June 2008, we successfully negotiated temporary wage and benefit concessions from all  represented employee groups. We also took wage and benefit concessions from non-represented employee groups as we attempt to restructure under the Bankruptcy Code.  We will reexamine all employee concessions in September 2008 based on our financial condition at that time and the then current economic conditions.

Government Regulation

All interstate air carriers are subject to regulation by the DOT, the FAA and other state and federal government agencies.   The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. The DOT’s jurisdiction extends primarily to the economic aspects of air transportation, such as certification and fitness, insurance, advertising, computer reservation systems, deceptive and unfair competitive practices, and consumer protection matters such as compliance with the Air Carrier Access Act, on-time performance, denied boarding, discrimination and baggage liability.  The DOT also is authorized to require reports from air carriers and to investigate and institute proceedings to enforce its economic regulations and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

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

The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments.  The United States typically follows the practice of encouraging foreign governments to enter into “open skies” agreements that allow multiple carrier designation on foreign routes.  In some cases, countries have sought to limit the number of carriers allowed to fly these routes.  Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S.  For a U.S. carrier to fly to any such international destination, it must first obtain approval from both the U.S. and the “foreign country authority”.   On April 3, 2007, the U.S. Department of Transportation issued an “Open-Skies Notice” inviting all U.S. air carriers now certificated to conduct foreign scheduled air transportation and interested in applying for blanket open-skies certificate authority to file applications with the Department.  We filed for and obtained this blanket authority in April 2007.

The Transportation Security Administration and U.S. Customs and Border Protection, divisions of the Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports and international passenger prescreening prior to entry into or departure from the United States. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines’ actual 2000 security costs.   Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an additional annual Security Infrastructure Fee on certain airlines, including us.  The industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

Airlines are also subject to various other federal, state, local and foreign laws and regulations. The U.S. Department of Justice (“DOJ”) has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act. Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations.

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business and us.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  In addition, please read “Forward-Looking Statements” in this Form 10-K, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere included or incorporated by reference in this Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Related to Frontier

We filed for protection under Chapter 11 of the Bankruptcy Code on April 10, 2008.

During our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•                                          actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings may be inconsistent with our plans;

•                                          our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•                                          our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•                                          our ability to retain management and other key individuals;

•                                          our ability to obtain and maintain normal terms with bank card processors and credit card companies, vendors and service providers;

•                                          our ability to maintain contracts that are critical to our operations; and

•                                          risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our sales of tickets and the relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about our ability to continue as a going concern.

We face significant liquidity challenges which could impact our ability to continue our operations.

We have substantial liquidity needs in the operation of our business and face significant liquidity challenges due to historically high aircraft fuel prices, low passenger yields, credit card processor holdbacks and cash reserves and other cost pressures. Accordingly, we believe that our cash and cash equivalents and short-term investments will remain under pressure during 2008 and thereafter. We are uncertain we will be able to obtain debtor in possession financing during our Chapter 11 proceedings.  Accordingly, as we continue to seek debtor in possession financing, we will also attempt to address our liquidity concerns through the sale of aircraft and other assets, the sale and leaseback of aircraft and other assets, rejection of Republic Airlines contract, negotiations with our credit card processors and other liquidity enhancement opportunities.   We cannot guarantee that these efforts to raise cash and improve our liquidity will be successful, in which case we could be forced to discontinue our operations

The implementation of our business plan cannot keep pace with fuel costs.

During the last year, we implemented cost and profit improvement initiatives. We have increased passenger revenue by 17.4% over the prior year and our passenger yields by 4.5%.  The increase in our passenger yields can be primarily attributed to the increase in our load factor year-over-year by 4.9 points and an increase of our average fare from $102.59 to $103.71 or 1.1%.  We are reviewing our plan and anticipate reducing capacity in September 2008 related to the sale of aircraft.  The cost reduction and revenue improvement benefits we are realizing under our plan are, however, being outpaced by historically high aircraft fuel prices. We continue to operate in a weak pricing environment, which limits our ability to increase fares to offset high fuel costs. We cannot assure you that we will achieve the targeted benefits under our business plan or that these benefits, even if achieved, will be adequate for us to maintain financial viability due to fuel costs.

We are vulnerable to increases in aircraft fuel costs.

High oil prices have had a significant adverse impact on our results of operations over the past two fiscal years. We cannot predict our future cost and availability of fuel, or the impact of disruptions in oil supplies or refinery productivity based on natural disasters, which affect our ability to compete. The unavailability of adequate fuel supplies could have a material adverse effect on our operations and profitability. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage.  Because fuel costs are a significant portion of our operating costs, substantial changes in fuel costs materially affect our operating results.  Fuel prices continue to be susceptible to, among other factors, speculative trading in the commodities market, political unrest in various parts of the world, Organization of Petroleum Exporting Countries policy, the rapid growth of economies in China and India, the levels of inventory carried by industries, the amounts of reserves built by governments, refining capacity, and weather.  These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices.  A one cent change in the cost of each gallon of fuel would impact operating expenses by approximately $1.9 million per year (based on our current fleet and aircraft fuel consumption).  Our liquidity will be negatively impacted by the record high price of fuel, which as of June 23, 2008, was $4.22 per gallon

Fuel is a major component of our operating expenses, accounting for 35.3% of our total operating expenses for the year ended March 31, 2008, up from 31.8% for the year ended March 31, 2007. On an actual basis, mainline fuel costs including the impact of hedging increased to $446.8 million, representing an average cost of $2.45 per gallon, from $343.1 million, or $2.12 per gallon, over the same periods.  Our ability to pass on increased fuel costs has been and may continue to be limited by economic and competitive conditions.

Although we implemented a fuel hedging program in 2002, under which we entered into Gulf Coast jet fuel and West Texas Intermediate crude derivative contracts that partially protected us against significant increases in fuel prices, we currently do not hold any hedge positions because all outstanding hedges were settled in May 2008 due to our Chapter 11 proceedings.

We depend heavily on the Denver market to be successful.

Our business strategy has historically focused on adding flights to and from our Denver base of operations. Currently, 99% of our flights originate or depart from DIA (this does not include seasonal non-hub flying to Mexico).  A reduction in our share of the Denver market, increased competition, or reduced passenger traffic to or from Denver could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition by United Airlines and other airlines at DIA, and Southwest Airlines’ service to and from Denver has increased competition on certain of our routes.

The airline industry is highly competitive.  We compete with United in our hub in Denver, and we anticipate that we will compete with United in any additional markets we elect to serve in the future. United and United’s regional airline affiliates are the dominant carriers out of DIA, accounting for approximately 49.8% of all revenue passengers out of DIA for March 2008. In addition, Southwest Airlines started service to and from Denver in January 2006 and currently has 82 daily departures.  Southwest’s introductory fares were significantly below the fares we were able to obtain prior to its arrival. Fare pressure exerted by Southwest on its announced routes and on any future expansion in Denver by Southwest will require us to be fare competitive, and may place additional downward pressure on our yields. In addition, in the last four years Alaska Airlines, JetBlue Airways and AirTran Airways have commenced service at DIA. These airlines have offered low introductory fares and compete on several of our routes. Fare wars, predatory pricing, ‘‘capacity dumping,’’ in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us. The future activities of United, Southwest and other carriers may have a material adverse effect on our revenue and results of operations.

We experience high costs at DIA, which may impact our results of operations.

We operate our hub of flight operations from DIA where we experience high costs. Financed through revenue bonds, DIA depends on landing fees, gate rentals, income from airlines and the traveling public, and other fees to generate income to service its debt and to support its operations. Our cost of operations at DIA will vary as traffic increases or diminishes at the airport or as significant improvement projects are undertaken by the airport. We believe that our operating costs at DIA substantially exceed those that other airlines incur at most hub airports in other cities, which decreases our ability to compete with other airlines with lower costs at their hub airports.

Our all-Airbus mainline fleet creates certain concentration risks.

As of March 31, 2008, we operated 62 Airbus aircraft. We completed our transition from Boeing aircraft to operating only Airbus aircraft on our mainline routes in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient.

Since we operate only Airbus aircraft and GE engines on our mainline routes, we are dependent on single manufacturers for future aircraft acquisitions or deliveries, spare parts or warranty service. If Airbus is unable to perform its obligations under existing purchase agreements, or is unable to provide future aircraft or services, whether by fire, strike or other events that affect its ability to fulfill contractual obligations or manufacture aircraft or spare parts, we would have to find another supplier for our aircraft. If acceptable Airbus aircraft were otherwise not available in the marketplace, Boeing aircraft is likely to be the only other manufacturer from which we could purchase or lease alternate aircraft. If we were forced to acquire Boeing aircraft, we would need to address fleet transition issues, including substantial costs associated with retraining our employees, acquiring new spare parts, and replacing our manuals. In addition, the fleet efficiency benefits described above may no longer be available.

Our business would be significantly disrupted if an FAA airworthiness directive or service bulletin were issued that resulted in the grounding of Airbus aircraft or GE engines of the type we operate while the defect was being corrected. Our business could also be harmed if the public avoids flying Airbus aircraft due to an adverse perception about the aircraft’s safety or dependability due to an accident or other incident involving an Airbus aircraft of the type we fly.

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

Because the average age of our Airbus aircraft is approximately 3.9 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

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

An agreement between the City and County of Denver and another county adjacent to Denver specifies maximum aircraft noise levels at designated monitoring points in the vicinity of DIA with significant amounts payable by the city to the other county for each substantiated noise violation under the agreement. DIA has incurred these payment obligations and likely will incur such obligations in the future, which it will pass on to us and other air carriers serving DIA by increasing landing fees.  Additionally, noise regulations could be enacted in the future that would increase our expenses and could have a material adverse effect on our operations.

Unionization affects our costs and may affect our operations.

Five of our employee groups are represented by unions: our pilots, dispatchers, mechanics, material specialists and aircraft appearance agents.  In addition, since 1997 union organizing attempts were defeated by our flight attendants and ramp service agents. The collective bargaining agreement with our mechanics union, IBT, expires in January 2009.  In February 2007, FAPA pilot membership ratified a four year agreement that amends the previous five-year contract signed in May 2005.  In March 2006, our material specialists voted for union representation by the IBT.  In September 2007, the material specialists approved a four year agreement.  In September 2006, the contract with our dispatchers, who are represented by the TWU, expired.  In September 2007, our dispatchers signed a five year collective bargaining agreement.   The Aircraft Appearance Agents and Maintenance Cleaners contract became effective September 2005 and is in effect until September 2015.

If we are unable to reach agreements with any of the represented work groups when their contracts open for renegotiation, or if currently non-represented employees were to unionize and we were unable to reach agreement on the terms of their employment, we may need to go to mediation and may experience widespread employee dissatisfaction. We could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor protesting certain groups for their non-union status or conducting sympathy action for fellow members striking at other airlines. Any of these events would be disruptive to our operations and could harm our business.

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

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our deteriorating financial performance, along with our Chapter 11 proceedings, create uncertainty that has led to a significant increase in unwanted attrition. We are at risk of losing management talent critical to the successful reorganization and ongoing operation of our business. If we continue to experience a substantial turnover in our leadership and other key employees, including as a result of planned overhead reductions required by our business plan, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

We rely heavily on automated systems and technology to operate our business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems. Substantial or repeated system failures to any of the above systems could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline. Any disruptions in these systems could result in the loss of important data, increase our expenses and generally harm our business.  In addition, a seemingly high percentage of customers have been booking flights on our airline through third-party websites, which has increased our distribution costs.  If any of these third-party websites experiences system failures or discontinues listing our flights on its systems, our bookings and revenue may be adversely impacted.

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

Any “ownership change” could limit our ability to utilize our net operating loss carryforwards.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. As of March 31, 2008, we had approximately $421,100,000 of federal and state net operating loss (“NOL”) carryforwards.  Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 proceedings.

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

Risks Associated with the Airline Industry

The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.

Financial losses throughout the airline industry in recent years have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, and taking other efficiency and cost-cutting measures.  Despite these actions, several airlines have liquidated and ceased operations.  Others are seeking reorganization under Chapter 11 of the Bankruptcy Code, which permits them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure.  As the industry encounters continued financial losses and high fuel costs, airlines may institute pricing structures to achieve near-term survival rather than long-term viability. It is foreseeable that further airline reorganizations, bankruptcies, or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.  The current government war risk policy is in effect until August 31, 2008.  We do not know whether the government will extend the coverage beyond August 31, 2008 and if it does how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.  Significant increases in insurance premiums would harm our financial condition and results of operations.

We are in a high fixed cost business, and any unexpected decrease in revenue would harm us.

The airline industry is characterized by low profit margins and high fixed costs primarily for personnel, fuel, aircraft ownership and lease costs and other rents. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing would have a disproportionate effect on our operating and financial results. Accordingly, a shortfall from expected revenue yields can have a material adverse effect on our profitability and liquidity. We are often affected by factors beyond our control, including weather conditions, traffic congestion at airports and increased security measures, and irrational pricing from competitors, any of which could harm our operating results and financial condition.

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

We are subject to strict federal regulations, and compliance with federal regulations increases our costs and decreases our revenue.

Airlines are subject to extensive regulatory and legal requirements that involve significant compliance costs. Any future changes in regulatory oversight of airlines generally, or low-fare carriers in particular, could result in a material increase in our operating expenses or otherwise hinder our business.  For example, the FAA issues directives and other regulations on the maintenance and operation of aircraft that necessitate significant expenditures.  We expect to continue incurring expenses to comply with the FAA’s regulations.

Other laws, regulations, taxes and airport rates and charges have also been imposed significantly increasing the cost of airline operations or reduce revenue. For example, the Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines.  The TSA has also attempted to impose an additional annual Security Infrastructure Fee on certain airlines, including us.   A revision in the fee structure assessed by the TSA could result in increased cost for us. The airline industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

Although we have the necessary authority from the DOT and the FAA to conduct flight operations, we must maintain this authority by our continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. We believe that the FAA strictly scrutinizes smaller airlines like ours, which makes us susceptible to regulatory demands that can negatively impact our operations. We may not be able to continue to comply with all present and future rules and regulations. In addition, we cannot predict the costs of compliance with these regulations and the effect of compliance on our profitability, although these costs may be material.

 Item 1B.  Unresolved Staff Comments

None.

Item 2:  Properties

Aircraft

We currently operate 47 Airbus A319 aircraft, 11 Airbus A318 aircraft and two Airbus A320 in all-coach seating configurations.  Our Lynx Aviation subsidiary operates 10 Bombardier Q400 aircraft in all-coach seating configurations.  The age of these aircraft, their passenger capacities and expiration years for the leased aircraft are shown in the following table:

Aircraft	No. of	Year of	Approximate	Lease
Model	Aircraft	Manufacture	Seating Capacity	Expiration

A319	36	2001 – 2007	136	2013 - 2019
A319	11	2001 – 2006	136	Owned
A318	2	2004	114	2016
A318	9	2003 – 2007	114	Owned
A320	2	2007	162	Owned
Q400	5	2007	74	2022
Q400	5	2007	74	Owned

In March 2000, we entered into a purchase agreement with Airbus, as subsequently amended in April 2006, to purchase 38 Airbus aircraft.  We have taken delivery of 30 of these aircraft, four of which we sold and leased back.  In addition, prior to the delivery of two aircraft in fiscal year 2004, we assigned delivery to a lessor and agreed to lease these aircraft over 12-year terms.  We have remaining firm purchase commitments for eight Airbus aircraft.

On January 24, 2008, we announced our intent to sell four of our owned Airbus aircraft.  This will allow us to slow capacity growth and increase our cash position.  On March 20, 2008, we announced that we had entered into a Letter of Agreement with VTB Leasing to sell two of our Airbus A318 aircraft and two of our Airbus A319 aircraft.  As of June 23, 2008, VTB Leasing has taken delivery of two Airbus A319 aircraft.  Depending upon our efforts to improve liquidity during our Chapter 11 proceedings, we may sell additional aircraft to improve our cash position.

The table above does not include any of 10 Bombardier Q400 aircraft for which we have purchase options.  Our last option expires in July 2010, subject to additional extension rights.

Facilities

We lease approximately 70,000 square feet of space for our headquarters facility near DIA. The lease expires in January 2015.  We also lease an additional 20,000 square feet of space in a building adjacent to our main headquarters. This lease expires in July 2008.  We are currently examining options for office space to accommodate our projected needs.

Our Denver, Colorado reservations facility is a 16,000 square foot facility that we have leased for a 10-year lease term ending in June 2011.  In August 2000, we established a second reservations center facility in Las Cruces, New Mexico.  This facility is approximately 12,000 square feet and is leased for a term of 122 months ending August 2010.

Lynx Aviation currently leases approximately 12,000 square feet of space in Westminster, Colorado. The lease expires in December 2012.

We have entered into an airport lease and facilities agreement expiring in 2010 with the City and County of Denver, Colorado, at DIA for ticket counter space, 22 gates in Concourse A and associated operations space.  Because our overall rates and charges will be based on the number of passengers and gross weight landed at the airport, it is not possible at this time to determine the amount of future rates and charges at DIA.

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

Item 3:  Legal Proceedings

As discussed above, Frontier Holdings and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York and their cases are being jointly administered under Case No. 08-11298 (RDD). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation was stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business.

From time to time, we are engaged in routine litigation incidental to our business.  Other than our Chapter 11 proceeding, we believe there are no legal proceedings pending in which we are a party or of which any of our property is the subject that are not adequately covered by insurance maintained by us or which have sufficient merit to result in a material adverse affect upon our business, financial condition, results of operations, or liquidity.

Item 4:  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Until April 22, 2008, our common stock was traded on the NASDAQ Stock Exchange under the symbol “FRNT”.  As a result of our Chapter 11 bankruptcy proceedings, trading of our common stock on the NASDAQ Stock Exchange was suspended on April 22, 2008, and our common stock was delisted from the NASDAQ Stock Exchange on May 22, 2008.  Our common stock has been quoted since its suspension from the NASDAQ on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. The ticker symbol “FRNTQ” has been assigned to our common stock for over-the-counter quotations.

The following table shows the range of high and low sales prices per share for our common stock for the periods indicated as reported by NASDAQ.

	High	Low

Fiscal Year 2008 Quarter Ended

June 30, 2007	$6.75	$5.51
September 30, 2007	$6.32	$4.51
December 31, 2007	$7.46	$5.20
March 31, 2008	$5.44	$2.05

Fiscal Year 2007 Quarter Ended

June 30, 2006	$7.83	$5.66
September 30, 2006	$8.63	$5.79
December 31, 2006	$9.08	$6.87
March 31, 2007	$8.07	$5.90

As of March 31, 2008, there were 1,727 holders of record of the Company’s stock.  The Company does not anticipate paying dividends on its common stock in the foreseeable future.

We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization that we propose. Accordingly, we urge that caution be exercised with respect to existing and future investments in our common stock and other securities.

For Equity Compensation Plan Information, see Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Managers.

Performance Graph

The following graph shows the cumulative total shareholder return on our common stock compared to the cumulative total return of two other indices: (i) The Nasdaq National Market Composite Index of U.S. Companies (IXICN), and (ii) the Peer Group Index of similar line-of business companies consisting of Midwest Express Airlines (MEH), AirTran Holdings, Inc. (AAI), and JetBlue Airways Corporation (JBLU) (the “Peer Group”). Midwest Express Airlines became a private company and ceased trading in February 2008, and is not included in the Peer Group Index in fiscal year 2008.  The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on March 31, 2003, assumes reinvestment of dividends, and takes into account stock splits. Historical stock price performance is not necessarily indicative of future stock price performance.

	Mar-03	Mar-04	Mar-05	Mar-06	Mar-07	Mar-08
Frontier Airlines Holdings, Inc.	100	209.66	210.87	154.93	120.93	50.91
NASDAQ Market Index	100	67.25	149.07	174.46	180.56	168.89
Peer Group Index	100	218.09	141.19	289.25	431.11	72.58

Item 6:   Selected Financial Data

The following selected financial and operating data as of and for each of the years ended March 31, 2008, 2007, 2006, 2005, and 2004 are derived from our audited financial statements.  This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands except per share amounts)
Consolidated Statement of Operations Data:
Total operating revenue	$1,398,981	$1,170,949	$1,001,522	$837,585	$644,739
Total operating expenses	1,434,311	1,181,651	1,009,419	864,032	617,257
Operating income (loss)	(35,030)	(9,834)	(7,897)	(26,447)	27,482
Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(60,354)	(24,996)	(20,468)	(35,838)	20,457
Income tax expense (benefit)	(101)	(4,626)	(6,497)	(12,408)	7,822
Net income (loss)	(60,253)	$(20,370)	$(13,971)	$(23,430)	$12,635
Net income (loss) per share:
Basic	$(1.64)	$(0.56)	$(0.39)	$(0.66)	$0.39
Diluted	$(1.64)	$(0.56)	$(0.39)	$(0.66)	$0.36

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$120,837	$202,981	$272,840	$174,795	$190,609
Current assets	306,286	340,405	390,957	275,550	269,733
Total assets	1,249,971	1,042,868	970,432	792,011	769,706
Current liabilities	449,367	359,326	301,011	233,850	181,659
Long-term debt	624,086	451,908	405,482	282,792	280,001
Total liabilities	1,097,852	833,372	741,656	554,090	511,764
Stockholders’ equity	152,119	209,496	228,776	237,920	257,942
Working capital (deficit)	(143,081)	(18,921)	89,946	41,700	88,074

Frontier Holdings includes the following operations: our mainline operations, which currently consist of 60 Airbus aircraft; our Regional Partners operations operated by Republic, Horizon and ExpressJet (“Regional Partners”); and Lynx Aviation, which was in its start-up phase of operations until December 7, 2007 when it began revenue operations.  Lynx Aviation and our Regional Partners services are separate from our mainline operations.

To evaluate the separate segments of our operations, management has segregated the revenue and costs of our operations as follows:  Passenger revenue for our Regional Partners and for Lynx Aviation represents the revenue collected for flights operated by these carriers.  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses between mainline, Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

The following table provides certain of our financial and operating data for the years ended March 31, 2008, 2007, 2006, 2005, and 2004.  Mainline and combined data exclude the expenses of Lynx Aviation prior to receiving FAA approval to fly.  The start-up costs excluded were $8,454,000 and $3,139,000 for the years ended March 31, 2008 and 2007, respectively.  Lynx Aviation began revenue service on December 7, 2007.  We do not believe that the results of Lynx Aviation during the year ended March 31, 2008 are indicative of future results because the fleet was flown in sub-optimal routes, additional crew were required for training and Lynx Aviation had low completion factors.  The costs of operations of Lynx Aviation for the year ended March 31, 2008 were $25,742,000.

	Year Ended March 31,
	2008	2007	2006	2005	2004
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$1,218,242	$1,037,302	$878,681	$731,822	$615,390
Revenue passengers carried (000s)	10,622	9,140	7,764	6,653	5,569
Revenue passenger miles (RPMs) (000s) (3)	10,175,220	8,532,577	7,436,830	6,587,589	5,120,587
Available seat miles (ASMs) (000s) (4)	12,666,316	11,310,070	9,885,599	9,115,868	7,153,740
Passenger load factor (5)	80.3%	75.4%	75.2%	72.3%	71.6%
Break-even load factor (6)	81.1%	76.0%	75.8%	75.0%	68.8%
Block hours (7)	264,468	234,965	202,300	182,581	142,466
Departures	104,548	97,554	82,878	72,888	61,812
Average seats per departure	129.2	129.6	129.4	130.1	132.2
Average stage length	938	895	922	961	875
Average length of haul	958	934	958	990	919
Average daily block hour utilization (8)	12.1	11.9	11.5	11.1	10.4
Passenger yield per RPM (cents) (9)	11.83	12.05	11.68	11.03	11.96
Total yield per RPM (cents) (10), (11)	12.45	12.62	12.22	11.44	12.37
Passenger yield per ASM (RASM) (cents) (12)	9.50	9.09	8.79	7.97	8.56
Total yield per ASM (cents) (13)	10.00	9.52	9.19	8.26	8.86
Cost per ASM (cents) (CASM)	9.90	9.46	9.13	8.46	8.42
Fuel expense per ASM (cents)	3.53	3.03	2.85	2.04	1.52
Cost per ASM excluding fuel (cents) (14)	6.37	6.43	6.27	6.43	6.90
Average fare (15)	$103.71	$102.59	$103.05	$102.31	$103.54
Average aircraft in service	59.7	54.1	48.2	44.9	37.3
Aircraft in service at end of period	62	57	50	47	38
Average age of aircraft at end of period	3.9	3.2	2.6	2.5	3.9
Average fuel cost per gallon (16)	$2.45	$2.12	$1.99	$1.41	$1.04
Fuel gallons consumed (000’s)	182,793	161,616	141,474	131,906	104,799

	Year Ended March 31,
	2008	2007	2006	2005	2004

Selected Operating Data - Lynx Aviation

Passenger revenue (000s) (1)	$18,989	—	—	—	—
Revenue passengers carried (000s)	234	—	—	—	—
Revenue passenger miles (RPMs) (000s) (3)	103,196	—	—	—	—
Available seat miles (ASMs) (000s) (4)	169,721	—	—	—	—
Passenger load factor (5)	60.8%	—	—	—	—
Passenger yield per RPM (cents) (9)	18.40	—	—	—	—
Passenger yield per ASM (cents) (12)	11.19	—	—	—	—
Cost per ASM (cents)	15.17	—	—	—	—
Average fare	$81.30	—	—	—	—
Aircraft in service at end of period	10	—	—	—	—

	Year Ended March 31,
	2008	2007	2006	2005	2004
Selected Operating Data - Regional Partners (2):

Passenger revenue (000s) (1)	$113,196	$94,164	$92,826	$84,269	$11,191
Revenue passengers carried (000s)	1,135	899	912	872	115
Revenue passenger miles (RPMs) (000s) (3)	763,415	576,431	591,787	527,205	75,974
Available seat miles (ASMs) (000s) (4)	1,030,916	799,914	821,244	736,287	111,144
Passenger load factor (5)	74.1%	72.1%	72.1%	71.6%	68.4%
Passenger yield per RPM (cents) (9)	14.83	16.34	15.69	15.98	14.73
Passenger yield per ASM (cents) (12)	10.98	11.77	11.30	11.45	10.07
Cost per ASM (cents)	14.18	13.55	13.01	12.56	13.17
Average fare	$99.74	$104.72	$101.78	$96.66	$97.03
Aircraft in service at end of period	11	9	9	9	7

	Year Ended March 31,
	2008	2007	2006	2005	2004
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$1,350,427	$1,131,466	$971,507	$816,091	$626,581
Revenue passengers carried (000s)	11,991	10,039	8,676	7,525	5,684
Revenue passenger miles (RPMs) (000s) (3)	11,041,831	9,109,008	8,028,617	7,114,794	5,196,561
Available seat miles (ASMs) (000s) (4)	13,866,953	12,109,984	10,706,843	9,852,155	7,264,884
Passenger load factor (5)	79.6%	75.2%	75.0%	72.2%	71.5%
Passenger yield per RPM (cents) (9)	12.10	12.32	11.98	11.39	12.01
Total yield per RPM (cents) (10), (11)	12.67	12.85	12.47	11.77	12.41
Yield per ASM (cents) (12)	9.63	9.27	8.98	8.23	8.59
Total yield per ASM (cents) (13)	10.09	9.67	9.35	8.50	8.87
Cost per ASM (cents)	10.34	9.76	9.43	8.77	8.50

(1)

“Passenger revenue” includes revenue for reduced rate stand-by passengers, charter revenue, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date. The incremental revenue from passengers connecting from regional flights on our Regional Partners and Lynx Aviation to mainline flights is included in our mainline passenger revenue.

(2)

Regional Partners operating data includes the operations of Republic, Horizon, ExpressJet and Mesa Airlines. In September 2007, we signed a limited-term contract with ExpressJet Airlines, Inc. to operate two to four 50-seat Embraer 145XR jets on behalf of Frontier. The ExpressJet service started on November 15, 2007 and terminated on December 6, 2007 upon our commencement of Lynx Aviation service. On January 11, 2007, we signed an agreement with Republic under which Republic would operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand. The service began on March 4, 2007 and replaced our agreement with Horizon, which expired on return of the last aircraft in November 2007. In September 2003, we signed an agreement with Horizon, under which Horizon operated up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand. The service began on January 1, 2004 and replaced our codeshare with Mesa Airlines, which terminated on December 31, 2003. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), we have concluded that the Horizon, Republic and ExpressJet agreements contain leases because the agreements convey the right to use a specific number and specific type of aircraft over a stated period of time. Therefore, we are recording revenue and expenses related to these agreements on a gross basis. Under the Mesa agreement, we recorded JetExpress revenue reduced by related expenses net in other revenue. JetExpress operations under the Mesa agreement from April 1, 2003 to December 31, 2003 and from February 1, 2003 to March 31, 2003 are not included in Regional Partner statistics in 2004 and 2003 because the Mesa arrangement was effective prior to May 28, 2003, the effective date of EITF 01-08.

Amounts included in other revenue for Mesa for the year ended March 31, 2004 were $25.2 million, net of operating expenses of $23.4 million, for a net amount included in other revenue of $1.7 million. Mesa’s RPMs and ASMs for the year ended March 31, 2004 were 148,163,000 and 174,435,000, respectively.

(3)

“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown. This represents the number of miles flown by revenue paying passengers.

(4)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(5)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.

(6)	“Break-even load factor” is the passenger load factor that will result in operating revenue being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net loss (income)	$60,253	$20,370	$13,971	$23,430	$(12,635)
Income tax (expense) benefit	101	4,626	6,497	12,408	(7,822)
Passenger revenue – Mainline	1,218,242	1,037,302	878,681	731,822	615,390
Passenger revenue – Regional Partners	113,196	94,164	92,826	84,269	11,191
Passenger revenue – Lynx Aviation	18,989	—	—	—	—
Regional partner expense	(146,211)	(108,355)	(106,866)	(92,481)	(14,634)
Lynx Aviation expenses	(34,196)	(3,139)	—	—	—
Charter revenue	(14,539)	(8,861)	(10,011)	(5,381)	(2,724)
Passenger revenue - mainline (excluding charter) required to break even	$1,215,835	$1,036,107	$875,098	$754,067	$588,766

The calculation of the break-even load factor:

	Year Ended March 31,
	2008	2007	2006	2005	2004
Passenger revenue - mainline (excluding charter) ($000s)	$1,215,835	$1,036,107	$875,098	$754,067	$588,766
Mainline yield per RPM (cents)	11.83	12.05	11.68	11.03	11.96
Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	10,277,557	8,598,398	7,492,277	6,836,510	4,922,793
Mainline ASMs (000’s)	12,666,316	11,310,070	9,885,599	9,115,868	7,153,740
Mainline break-even load factor	81.1%	76.0%	75.8%	75.0%	68.8%

(7)	“Block hours” represent the time between aircraft gate departure and aircraft gate arrival.

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

(9)	“Passenger yield per RPM” is determined by dividing passenger revenue (excluding charter revenue) by revenue passenger miles.

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

	Year Ended March 31,
	2008	2007	2006	2005	2004

Passenger revenue - as reported	$1,350,427	$1,131,466	$971,507	$816,091	$626,581
Less: Passenger revenue – Regional Partners	113,196	94,164	92,826	84,269	11,191
Less: Passenger revenue – Lynx Aviation	18,989	—	—	—	—
Passenger revenue - mainline service	1,218,242	1,037,302	878,681	731,822	615,390
Less: charter revenue	14,539	8,861	10,011	5,381	2,724
Passenger revenue – mainline (excluding charter, Regional Partners and Lynx Aviation)	1,203,703	1,028,441	868,670	726,441	612,666
Add: Passenger revenue – Regional Partners	113,196	94,164	92,826	84,269	11,191
Add: Passenger revenue – Lynx Aviation	18,989	—	—	—	—
Passenger revenue, system combined	$1,335,888	$1,122,605	$961,496	$810,710	$623,857

(11)	“Total yield per RPM” is determined by dividing total revenue by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.

(12)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenue (excluding charter revenue) by available seat miles.

(13)	“Total yield per ASM” is determined by dividing total revenue by available seat miles.

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

(16)

“Average fuel cost per gallon” includes non-cash mark to market gains/(losses) from fuel hedging of $1,847,000, $12,753,000, $(2,163,000), $2,837,000, and $469,000 for the years ended March 31, 2008, 2007, 2006, 2005, and 2004, respectively.

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations for the years ended March 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
	(in thousands)
Revenue:
Passenger- Mainline	$1,218,242	$1,037,302	$878,681
Passenger - Regional Partners	113,196	94,164	92,826
Passenger - Lynx Aviation	18,989	—	—
Cargo	6,091	6,880	5,677
Other	42,463	32,603	24,338

Total revenue	1,398,981	1,170,949	1,001,522

Operating expenses:
Flight operations	179,304	161,144	141,316
Aircraft fuel	446,791	343,082	281,906
Aircraft lease	112,856	108,623	94,229
Aircraft and traffic servicing	183,239	166,409	138,492
Maintenance	102,384	87,733	77,238
Promotion and sales	129,625	115,516	89,751
General and administrative	60,713	53,674	48,979
Operating expenses - Regional Partners	146,211	108,355	106,866
Operating expenses - Lynx Aviation	34,196	3,139	—
Employee separation costs and other charges (reversals)	442	(57)	3,414
Loss (gains) on sales of assets, net	1,791	(656)	(1,144)
Post-retirement liability curtailment gain	(6,361)	—	—
Depreciation	43,120	34,689	28,372
Total operating expenses	1,434,311	1,181,651	1,009,419

Business interruption insurance proceeds	300	868	—

Operating loss	$(35,030)	$(9,834)	$(7,897)

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenue. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides our operating revenue and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenue, as rounded, for years ended March 31, 2008, 2007, and 2006.  Regional Partners and Lynx Aviation revenue, expenses and ASMs were excluded from this table to provide comparable amounts to the prior periods presented. This data should be read in conjunction with “Selected Financial Data” contained in Item 6 of this report.

	2008		2007		2006
	Revenue/Cost Per	% Of Total	Revenue/Cost Per	% Of Total	Revenue/Cost Per	% Of Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue
	(in cents)		(in cents)		(in cents)
Revenue:
Passenger - mainline	9.62	96.2%	9.17	96.3%	8.89	96.7%
Cargo	0.05	0.5%	0.06	0.7%	0.06	0.6%
Other	0.33	3.3%	0.29	3.0%	0.24	2.7%
Total revenue	10.00	100.0%	9.52	100.0%	9.19	100.0%

Operating expenses:
Flight operations	1.42	14.2%	1.42	15.0%	1.43	15.5%
Aircraft fuel expense	3.53	35.3%	3.03	31.9%	2.85	31.0%
Aircraft lease expense	0.89	8.9%	0.96	10.1%	0.95	10.4%
Aircraft and traffic servicing	1.45	14.5%	1.47	15.5%	1.40	15.2%
Maintenance	0.81	8.1%	0.78	8.1%	0.78	8.5%
Promotion and sales	1.02	10.2%	1.02	10.7%	0.91	9.9%
General and administrative	0.48	4.8%	0.48	5.0%	0.50	5.4%
Employee separation and other exit costs	—	—	—	—	0.03	0.4%
Loss (gain) on sales of assets, net	0.01	0.1%	(0.01)	(0.1)%	(0.01)	(0.1)%
Post-retirement liability curtailment gain	(0.05)	(0.5)%
Depreciation	0.34	3.4%	0.31	3.2%	0.29	3.1%
Total operating expenses	9.90	99.0%	9.46	99.4%	9.13	99.3%

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 10, 2008, Frontier Holdings, Frontier Airlines, and Lynx (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York.  The Debtors’ cases are being jointly administered under Case No. 08-11298 (RDD).  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In several recent bankruptcies in our industry, however, the airline ceased operations, and we can give no assurance that we will be able to continue to operate our business or successfully reorganize.

Our Chapter 11 filings followed an unexpected attempt by our principal credit card processor to substantially increase a “holdback” of customer receipts from the sale of tickets.  This change in established practices would have represented a material negative change to our cash forecasts and business plan, put severe restraints on our liquidity and made it impossible for us to continue normal operations.  Due to historically high aircraft fuel prices, continued low passenger mile yields, cash holdbacks instituted by our other credit card processor, and the threatened new holdback, we determined that we could not continue to operate without the protections provided by Chapter 11.

During the year ended March 31, 2008, we had a net loss of $60,253,000 or $1.64 per diluted share, as compared to a net loss of $20,370,000 or 56¢ per diluted share for the year ended March 31, 2007. Included in our net loss for the year ended March 31, 2008 were the following items (i) a decrease in fuel expense for non-cash mark to market derivative gains of $1,847,000 and realized cash settlements of $30,740,000 on fuel hedging contracts; (ii) a post-retirement liability curtailment gain of $6,361,000; (iii) $8,454,000 of start-up costs for Lynx Aviation; (iv) $3,339,000 in accelerated depreciation for our seat replacement project; (v) $1,791,000 in net losses on sales of assets; and (vi) $442,000 in employee separation cost.  Included in our net loss for the year ended March 31, 2007 were the following items: (i) a decrease in fuel expense for non-cash mark to market derivative gains of $12,753,000 and an increase in fuel expense of $3,925,000 paid to counter-party for fuel hedge settlements; (ii) $656,000 in gains on Boeing parts held for sale (iii) $3,139,000 of start-up costs for Lynx Aviation; and (iv) a tax valuation allowance of $3,980,000.

We increased passenger revenue by 17.4% in the year ended March 31, 2008, over the prior year which is a result of increasing our capacity (as measured by ASM’s) by 12.0% while increasing our passenger yields by 4.5%.  The increase in our passenger revenue can be primarily attributed to the increase in our load factor year-over-year by 4.9 points and an increase of our average fare from $102.59 to $103.71 or 1.1%.

We have relatively low operating expenses excluding fuel because we currently operate a single fleet of aircraft on our mainline routes in a single class of service with high aircraft utilization rates.  Our mainline CASM, or cost per available seat mile, for the year ended March 31, 2008 and 2007 was 9.90¢ and 9.46¢, respectively, an increase of 4.7%.  The increase in mainline CASM was largely due to an increase in fuel expense to 3.53¢ per ASM from 3.03¢ per ASM for the years ended March 31, 2008 and 2007, respectively, an increase of 16.5%.  Mainline CASM excluding fuel was 6.37¢ per ASM as compared to 6.43¢ per ASM for the years ended March 31, 2008 and 2007, respectively, a decrease of 0.9%.  This decrease in mainline CASM excluding fuel is partially due a one-time gain on a curtailment of a pension plan of $6,361,000, or 0.05¢ per ASM, and lower aircraft lease expense per ASM, or a reduction of 0.07¢ per ASM over prior year, primarily as a result of an increase in utilization rates of our fleet.

Despite our improvements in passenger yields and decrease in mainline CASM excluding fuel, historically high aircraft fuel prices continue to have a material adverse effect on our financial performance.  Our losses over the past three years have been primarily driven by rising fuel costs and our inability to pass these increases on to our customers due to a highly competitive market.  We have seen a sharp rise in fuel costs since January 2005, and fuel costs may continue to increase or remain at these historically high levels.  Our average fuel cost per gallon, including hedging activities, was $2.45 for the year ended March 31, 2008 compared to $2.12 for the year ended March 31, 2007, an increase of 15.6%.  Since March 31, 2008, our aircraft fuel expense has increased by approximately 60% excluding the benefits of hedging, which would have equated to an estimated  $325,000,000 increase in fuel expense on an annualized basis to our March 31, 2008 results.  Additionally, we continue to operate in a highly competitive pricing environment, which limits our ability to increase fares to offset high fuel costs.

As of April 10, 2008 (the date we filed for relief under the Bankruptcy Code), we had in excess of $108 million in unrestricted cash, cash equivalents and short-term investments. Our ability, both during and after the Chapter 11 case, to continue as a going-concern is dependent upon, among other things, our ability (i) to successfully achieve required cost savings to complete our restructuring; (ii) to maintain adequate liquidity; (iii) to generate cash from operations; (iv) to secure financing; (v) to negotiate favorable terms with our bankcard processors and credit card companies;  (vi) to confirm a plan of reorganization under the Bankruptcy Code; and (vii) to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Our Business Plan

As a result of the continuing drastic escalation in fuel costs and our Chapter 11 proceeding, we are continuing an aggressive examination of many aspects of our business.  We are implementing a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders, such as employees and vendors, in order to allow us to reduce costs, create financial flexibility and restore its long-term viability and profitability.

Our evaluation has encompassed our network, cost structure, fleet composition, both mainline and regional, and balance sheet.

Network Adjustments

In November 2007, we announced our plan to reinforce capacity to our top destinations to support the start-up of Lynx Aviation by closing unprofitable routes and increasing frequencies and capacity in several markets served through our hub at DIA.  In January 2008, we discontinued service to Mexico from several of our non-hub markets, discontinued service to Guadalajara, Mexico from DIA, and discontinued service from Memphis, Tennessee to Ft. Lauderdale and Orlando, Florida, and Las Vegas, Nevada.  In April 2008, we discontinued service to Baton Rouge, Louisiana, Palm Beach, Florida, and Ixtapa/Zihuatanejo, Mexico. We also further discontinued service to Mexico from several of our non-hub markets. We also adjusted seasonal service in several markets that we serve.

Throughout our December 2007 fiscal quarter we continued to make several network adjustments to better align to our strengths.  We implemented more constrained day of week capacity deployment and reduced capacity or eliminated service in several non-Denver domestic markets, non-Denver point-to-point flying to Mexico, and red-eye flying. These changes resulted in a more modest year-over year mainline growth rate of five to six percent for our fiscal fourth quarter versus the originally scheduled 15 percent growth.  System-wide capacity growth for our fiscal fourth quarter was a 13 percent increase, as compared to a planned 21 percent increase.  The termination of the agreement with Republic Airlines for regional jet service in April 2008 resulted in us reducing our capacity in our fiscal first quarter 2009.  We are finalizing more adjustments that will further rationalize our network and leverage our position in Colorado and the Western marketplace.

In May 2008, we closed on the sale of two Airbus A319 aircraft, finalized documentation to sell an additional two A318 aircraft in August 2008 and in September 2008 we are further reducing our capacity with route adjustments and the sale of aircraft.  We are currently negotiating agreements to sell an additional seven Airbus A319 aircraft for a total of 11 aircraft.  With these reductions in our fleet, in September 2008 we will implement reductions in our personnel and operations to achieve the cost savings associated with this reduction in our fleet and routes.

In June 2008, United Airlines, our primary competitor in the Denver marketplace, announced (i) further cuts that will result in the retirement of 100 mainline jets and a one-time reduction of domestic capacity by up to 18% and (ii) discontinuation of their discount carrier, TED.  Many other airlines have announced similar reductions in fleet and capacity.  We will continue to monitor how this impacts our position in the market place.

With the route adjustments, termination of the Republic contract and the planned sale of a total of 11 aircraft, we anticipate system-wide capacity to decline by approximately 8% in our fiscal quarter ending September

30, 2008 over the same period last year and system-wide capacity to decline by 20% in the fiscal quarter ending December 31, 2008 as compared to the same period last year.

Cost Structure

In December 2007, we announced that we were reducing our indirect labor work force by 10%. The jobs eliminated were corporate jobs not directly related to flight operations and resulted in a severance accrual of $442,000 with annual savings of $2,900,000.  The sale of the additional aircraft in September and October, if completed, this will force us to reevaluate our exiting workforce and adjust accordingly.

In May 2008, the Company reached agreements with the pilot and dispatchers unions on temporary wage and benefit concessions.  In June 2008, the Teamsters Union, which represents approximately 450 mechanics, tool room employees and others, also agreed to temporary wage and benefit concessions.  All other employees were given wage reductions effective June 1, 2008.

One of the key elements to keeping our mainline costs low is maintaining the same family of Airbus aircraft.  This strategy produces cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient.  The addition of the Bombardier Q400 turboprop aircraft operated through our Lynx Aviation subsidiary will allow us to add routes to under-served markets in Colorado and elsewhere in the Rocky Mountain region using the economically correct gauge of equipment and operating performance.   We also keep our operating costs low by operating a single class of service, which simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage.

Managing Our Capacity

For fiscal 2009, we expect to reduce mainline capacity by approximately 10% versus fiscal 2008.  After a thorough fleet analysis and taking account of the dramatic increases in the price of fuel and the potential impacts of a slowing economy, we have elected to sell an additional seven of our 22 owned Airbus aircraft, in addition to the four aircraft being sold to VTB Leasing for a total of 11.  The additional sale of these aircraft allows us to slow our capacity growth and improve our cash position. The first two Airbus 319 aircraft were sold to VTB Leasing in May 2008.

On April 23, 2008, we announced that we reached a mutual agreement with Republic Airways on the terms under which Frontier would reject the capacity purchase agreement.  There was a structured reduction and gradual phase-out of Republic’s 12 aircraft from our daily operation which was completed in mid-June 2008.  In conjunction with the termination of service by Republic, we stopped service to six markets.

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

Results of Operations – Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

We had a consolidated net loss of $60,253,000 or $1.64 per diluted share for the year ended March 31, 2008, as compared to a consolidated net loss of $20,370,000 or 56¢ per diluted share for the year ended March 31, 2007.

Mainline Revenue

Industry fare pricing behavior has a significant impact on our revenue.  Because of the elasticity of passenger demand, we believe that increases in fares may at certain levels result in a decrease in passenger demand in many markets.  We cannot predict future fare levels, which depend to a substantial degree on actions of competitors and the economy.  When sale prices or other price changes are initiated by competitors in our markets, we believe that we must, in most cases, match those competitive fares in order to maintain our market share.  In addition, certain markets we serve are destinations that cater to vacation or leisure travelers, resulting in seasonal fluctuations in passenger demand and revenue in these markets.

Passenger Revenue - Mainline.  Mainline passenger revenue totaled $1,218,242,000 for the year ended March 31, 2008 compared to $1,037,302,000 for the year ended March 31, 2007, an increase of 17.4%.  Mainline passenger revenue includes revenue for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenue from passenger tickets flown generated 90.4% of our mainline passenger revenue and increased $163,894,000 or 17.5% over the prior year.  The increase in flown ticket sales resulted from a 12.0% increase in ASMs, or $112,446,000, an increase of 4.9 points in load factor, or $68,078,000, offset by a decrease of 1.5% in our yields from ticket sales, or $16,630,000.   The percentage of revenue generated from other sources compared to total mainline passenger revenue is as follows: Administrative fees were 2.8%, revenue recognized for tickets that were not used within one year from issuance were 3.1%, charter revenues were 1.2% and revenue from the travel component of our co-branded credit card were 2.0%.  These sources of revenue increased total mainline passenger revenue by $23,461,000 as compared to the prior year, an increase of 26.6%. This increase is primarily due to our 16.2% increase in passengers and the increased usage of our co-branded credit card.

Other Revenue.  Other revenue, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees totaled $42,463,000 and $32,603,000 for the years ended March 31, 2008 and March 31, 2007, respectively, an increase of 30.2% and were 3.3% and 3.0% of total mainline operating revenue for the years ended March 31, 2008 and 2007, respectively.  The increase in other revenue was primarily due to the increase in the revenue earned from carrying excess baggage, ground handling services provided to other carriers, and the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

Total mainline operating expenses were $1,253,904,000 and $1,070,157,000 for the years ended March 31, 2008 and 2007, respectively, an increase of 17.2%, and represented 99.0% and 99.4% of total mainline revenue, respectively.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits increased 13.5% to $278,955,000 compared to $245,750,000, and were 22.0% and 22.8% of total mainline revenue for the years ended March 31, 2008 and 2007, respectively.  Salaries, wages and benefits increased over the prior comparable period largely as a result of an increase in the number of full-time equivalent employees to support our continued capacity growth. Our full-time equivalent employee count increased 8.3% from approximately 4,800 at March 31, 2007 to 5,200 at March 31, 2008. The increase in employees and related salaries, wages and benefits supported the 12.0% increase in mainline capacity.

Flight Operations.  Flight operations expenses increased 11.3% to $179,304,000 as compared to $161,144,000, and were 14.2% and 15.0% of total mainline revenue, for the year ended March 31, 2008 and 2007, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 234,965 for the year ended March 31, 2007 to 264,468 for the year ended March 31, 2008, an increase of 12.6%.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits increased 10.1% to $104,543,000 compared to $94,953,000, and were 8.3% and 8.8% of total mainline revenue for the year ended March 31, 2008 and 2007, respectively.  We employed approximately 1,707 active mainline pilots and flight attendants at March 31, 2008 as compared to 1,586 at March 31, 2007, an increase of 7.6%.

Aircraft insurance expenses totaled $8,118,000 (0.7% of total mainline revenue) and $9,819,000 (0.9% of total mainline revenue) for the years ended March 31, 2008 and 2007, respectively.  Aircraft insurance expenses were 76¢ and $1.07 per passenger for the years ended March 31, 2008 and 2007, respectively.  Our aircraft hull and liability coverage renewed on January 1, 2006 to December 31, 2006 at rates that were reduced by 9.9%.  Our rates were further reduced by 33.4% for the policy that covered January 1, 2007 to December 31, 2007.  Our rates were further reduced by almost 18% for the policy that covered January 1, 2008 to December 31, 2008. In December

2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft Fuel.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expenses also include cash settlements and non-cash mark to market hedge adjustments related to our fuel hedging activities.  Aircraft fuel expense of $446,791,000 for 182,793,000 gallons used and $343,082,000 for 161,616,000 gallons used, resulted in an average fuel expense of $2.45 and $2.12 per gallon for the years ended March 31, 2008 and 2007, respectively, an increase of 15.6% per gallon.  Aircraft fuel expense, excluding hedging losses and gains, were $2.62 and $2.18 per gallon for the year ended March 31, 2008 and 2007, respectively, an increase of 20.2%.  Aircraft fuel expenses represented 35.3% and 31.9% of total mainline revenue for the years ended March 31, 2008 and 2007, respectively.  Fuel prices are subject to change weekly as we purchase a very small portion in advance for inventory. Fuel consumption for the years ended March 31, 2008 and 2007 averaged 691 and 688 gallons per block hour, respectively, an increase of 0.4%.  The fuel burn increased largely as a result of the 4.9 point increase in our load factor during the year ended March 31, 2008 which was partially offset by the delivery of four more fuel efficient A318 aircraft as compared to the year ended March 31, 2007.

Our aircraft fuel expenses for the year ended March 31, 2008 was reduced by non-cash mark to market derivative gains of $1,847,000 and cash settlements of $30,740,000 received from a counter-party.  Our aircraft fuel expenses for the year ended March 31, 2007 include a non-cash mark to market derivative gain of $12,753,000 recorded as a decrease to fuel expense offset by cash settlements of $3,925,000 paid to a counter-party recorded as an increase in fuel expense.

Aircraft and Engine Lease. Aircraft lease expenses totaled $112,856,000 (8.9% of total mainline revenue) and $108,623,000 (10.1% of total mainline revenue) for the years ended March 31, 2008 and 2007, respectively, an increase of 3.9%.  The increase in lease expense is due to an increase in the average number of leased aircraft from 36.7 to 38.0, or 3.5%.

Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $183,239,000 and $166,409,000, for the years ended March 31, 2008 and 2007, respectively, an increase of 10.1%, and represented 14.5% and 15.5% of total mainline revenue.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, glycol de-icing expense, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system or as rates and charges at airports where we operate are increased.  During the year ended March 31, 2008, our departures increased to 104,548 from 97,554, an increase of 7.2%.  Aircraft and traffic servicing expenses were $1,753 per departure for the year ended March 31, 2008 as compared to $1,706 per departure for the year ended March 31, 2007, an increase of $47 per departure or 2.8%.   This increase was primarily due to rent increases for the additional six gates at DIA and $2,668,000 of additional glycol expenses incurred during the year ended March 31, 2008.

Maintenance.  Maintenance expenses of $102,384,000 and $87,733,000 were 8.1% of total mainline revenue for the years ended March 31, 2008 and 2007, and increased by 16.7%.   Maintenance expenses include the costs of all labor, parts and supplies related to the maintenance of the aircraft.  Maintenance cost per block hour was $387 and $373 for the years ended March 31, 2008 and 2007, respectively, an increase of 3.8%.  During the year ended March 31, 2008, our engine maintenance reserve payments increased by $4,400,000 due to an increase in our rates under the applicable lease and also due to two major unscheduled maintenance events that were not covered by maintenance agreements which increased maintenance expenses by $1,315,000.  Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events. The average age of our aircraft was 3.9 years as of March 31, 2008 as compared to 3.2 as of March 31, 2007.

Promotion and Sales.  Promotion and sales expenses totaled $129,625,000 and $115,516,000, an increase of 12.2%, and were 10.2% and 10.7% of total mainline revenue for the years ended March 31, 2008 and 2007, respectively.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the year ended March 31, 2008, promotion and sales expenses per mainline passenger decreased to $12.20 from $12.64 for the year ended March 31, 2007.  Promotion and sales expenses decreased per passenger primarily due to a reduction in spending on promotions and advertising.

General and Administrative.  General and administrative expenses for the years ended March 31, 2008 and 2007 totaled $60,713,000 and $53,674,000, respectively, an increase of 13.1%, and were 4.8% and 5.0% of total mainline revenue, respectively. General and administrative expenses include the wages and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses increased primarily due to general wage rate increases, expenses due to changes in management, an increase in our vacation liability, offset by a decrease in our workers compensation expense as compared to the same period last year.

Depreciation.  Depreciation expenses were $43,120,000 and $34,689,000, an increase of 24.3%, and were approximately 3.4% and 3.2% of total mainline revenue for the years ended March 31, 2008 and 2007, respectively.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service to 21.6 during the year ended March 31, 2008 as compared to 17.7 purchased aircraft in service for the year ended March 31, 2007, an increase of 22.0%.  The increase in depreciation expense is also due to a project to replace our Airbus seats with new lighter weight leather seats, which resulted in accelerated depreciation of $3,339,000 on the replaced Airbus aircraft seats. This project was completed in May 2008. The increase is also due to investments in rotable aircraft components, aircraft improvements and ground equipment to support the 12.0% increase in our capacity during the year ended March 31, 2008.

Post-Retirement Liability Curtailment Gain.  In December 2007, the Fair Treatment for Experienced Pilots Act (the “Pilots Act”), was enacted.  This act increased the retirement age for commercial pilots to 65 from 60.  Pilots that have not reached age 60 will now be allowed to work for five more years, provided they pass regular medical and piloting exams.  Pursuant to our collective bargaining agreement with our pilots, if pilots are forced to retire due to FAA requirements, the retired pilots and their dependents could retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  However, as a result of the Pilots Act, this retirement health benefit is no longer required.  It is only required for pilots who reached mandatory retirement age prior to the effective date of the Pilots Act.  As such, we recorded a one-time post-retirement liability curtailment gain of $6,361,000 to reflect the impact of the Pilots Act, which was the reduction in post-retirement liability for pilots who had not yet attained the age of 60.

Business Interruption Insurance Proceeds.  During the year ended March 31, 2008, we recorded insurance proceeds of $300,000 as a result of final settlements of business interruption claims. During the year ended March 31, 2007 we recorded insurance proceeds of $868,000 as a result of final settlements of business interruption claims that covered lost profits when our service to Cancun, Mexico and New Orleans, Louisiana was disrupted by hurricanes during the fiscal year ended March 31, 2006.

Consolidated Nonoperating Expenses

Nonoperating Expense.  Net nonoperating expense totaled $25,324,000 for the year ended March 31, 2008 as compared to net nonoperating expense of $15,162,000 for the year ended March 31, 2007, an increase of 67.0%.

Interest Income.  Interest income decreased to $12,048,000 from $14,982,000 during the year ended March 31, 2008 from the year ended March 31, 2007, a decrease of 19.6%, as a result of a decrease in our average cash position as compared to the prior year.

Interest Expense.  Interest expense increased to $36,444,000 for the year ended March 31, 2008 from $29,899,000 for the year ended March 31, 2007, an increase of 26.1%. Debt related to aircraft increased from $386,755,000 as of March 31, 2007 to $567,318,000 as of March 31, 2008 with a decrease in the average weighted interest rate from 7.15% to 5.50% as of March 31, 2007 and 2008, respectively.  The increase in interest expense was due to additional debt for the increase in the average number of owned aircraft during the year from 17.7 to 21.6, offset by a 23.1% decrease in the weighted average borrowing rate.

Income Tax Benefit.  We recorded an income tax benefit of $101,000 during the year ended March 31, 2008, comprised of current state refunds.  We have a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing taxable temporary differences as of March 31, 2008 and 2007, accordingly, deferred tax expense is zero during the fiscal year ended March 31, 2008.  We recorded an income tax benefit of $4,626,000 during the year ended March 31, 2007, which includes a valuation allowance of $3,980,000 which resulted in an effective tax rate of 18.5%.  During the year ended March 31, 2008 we increased our valuation allowance by $21,418,000 against deferred tax assets since it was more likely than not that these tax benefits were not going to be realized due to lack of taxable income in these jurisdictions before those net operating loss carryforwards expire and concerns about our ability to continue as a going concern.

Loss on Early Extinguishment of Debt.  Prior to the closing of the five sale-leaseback transactions for Bombardier Q400 aircraft during the year ended March 31, 2008, we had temporary financing for the aircraft which we repaid and wrote off $283,000 of debt issuance fees.

Regional Partners

Regional Partner revenue were derived from flights operated by Republic, Horizon and ExpressJet.  Our mainline passenger revenue increased as a result of incremental revenue from passengers connecting to/from regional flights.  Regional Partner operating expense include all direct costs associated with Regional Partners flights plus a margin and payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners, and we reimbursed these expenses plus a margin.  Regional Partner operating expenses also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

Passenger Revenue – Regional Partner.  Regional Partner revenue totaled $113,196,000 for the year ended March 31, 2008 and $94,164,000 for the year ended March 31, 2007, a 20.2% increase.  The increase in revenue is due to a 26.3% increase in passengers offset by a decrease in the average fare to $99.74 from $ 104.72, a decrease of 4.8%.  The decrease in average fare is largely due to the increase in connecting traffic over the year ended March 31, 2007, which results in a lower fare than local traffic.

Operating Expenses – Regional Partner.  Regional partner expense for the year ended March 31, 2008 and 2007 totaled $146,211,000 and $108,355,000, respectively, a 34.9% increase, and were 129.2% and  115.1% of total regional partner revenue, respectively.  The increase in Regional Partner expenses as compared to revenue was primarily related to the transition of our regional jet service from Horizon to Republic, which caused both airlines to operate with a sub-optimal number of aircraft during the year and an increase in fuel costs to $51,817,000 for the year ended March 31, 2008 as compared to $33,163,000 during the same period in the prior year.

Lynx Aviation

Passenger Revenue – Lynx Aviation.  Passenger revenue from flights operated by Lynx Aviation after obtaining its operating certificate on December 6, 2007 totaled $18,989,000 for the year ended March 31, 2008.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service.  For the year ended March 31, 2008, operating expenses were $34,196,000.  We do not believe that the results of Lynx Aviation during the year ended March 31, 2008 are indicative of future results because the fleet was flown in sub-optimal routes, additional crew were required for training and Lynx Aviation had low completion factors.

During the year ended March 31, 2008, Lynx Aviation incurred $8,454,000 of start-up expense related to flight operation expenses primarily related to pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.  After obtaining an operating certificate in December 2007, additional direct and allocated costs of $25,742,000 were incurred related to 5,228 departures.

During the year ended March 31, 2007, Lynx Aviation incurred $3,139,000 of start-up costs primarily related to consulting and legal expenses incurred in conjunction with signing the purchase agreement with Bombardier, Inc. for Q400 aircraft and the formation of the subsidiary.

Results of Operations – Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

We had a consolidated net loss of $20,370,000 or 56¢ per diluted share for the year ended March 31, 2007, as compared to a consolidated net loss of $13,971,000 or 39¢ per diluted share for the year ended March 31, 2006.  Included in our net loss for the year ended March 31, 2007 were the following items: (i) a decrease in fuel expense for non-cash mark to market derivative gains of $12,753,000 and an increase in fuel expense of $3,925,000 paid to counter-party for fuel hedge settlements; (ii) $656,000 in gains on Boeing parts held for sale (iii) $3,139,000 of start-up costs for Lynx Aviation; and (iv) a tax valuation allowance of $3,980,000.

Included in our net loss for the year ended March 31, 2006 were the following items before the effect of income taxes: (i)  aircraft lease and facility exit charges of $3,414,000 primarily relating to three leased Boeing 737-300 aircraft that we ceased using during the first quarter; (ii) gains of $1,144,000 related to the sale of Boeing parts held for sale and other assets; and (iii) an increase in fuel expense for non-cash mark to market losses on fuel hedges of $2,163,000 and a decrease of $5,338,000 for net receipts for fuel hedge settlements.

Mainline Revenue

Passenger Revenue - Mainline.  Mainline passenger revenue totaled $1,037,302,000 for the year ended March 31, 2007 compared to $878,681,000 for the year ended March 31, 2006, an increase of 18.1%.  Mainline passenger revenue include revenue for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenue from ticketed passenger sales generated 90.4% of our mainline passenger revenue and increased $137,676,000 or 17.2% over the year ended March 31, 2006.  The increase in mainline revenue earned from ticketed passenger sales resulted from a 14.4% increase in ASMs, or $115,282,000, an increase of 0.2 points in load factor, or $2,596,000, and an increase in our yields from ticket sales of 2.2% or $19,798,000.   The percentage of revenue generated from other sources compared to total mainline passenger revenue are as follows: Administrative fees were 2.7%; revenue recognized for tickets that were not used within one year from issuance were 3.0%, charter revenue were 0.9% and revenue from the travel component of our co-branded credit card were 1.9%.  These sources of revenue increased total mainline passenger revenue by $20,317,000 as compared to the year ended March 31, 2006.

Other Revenue.  Other revenue, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees totaled $32,603,000 and $24,338,000 for the year ended March 31, 2007 and March 31, 2006, respectively, an increase of 34.0% and were 3.0% and 2.7% of total mainline operating revenue for the years ended March 31, 2007 and 2006.  The increase in other revenue was primarily due to the increase of $6,646,000 in the revenue earned for the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

Total mainline operating expenses were $1,070,157,000 and $902,553,000 for the years ended March 31, 2007 and 2006, respectively, an increase of 18.6%, and represented 99.4% and 99.3% of total mainline revenue, respectively.  Mainline operating expenses increased slightly as a percentage of mainline revenue during the year ended March 31, 2006 largely a result of a 6.5% increase in our aircraft fuel cost per gallon for the year ended March 31, 2006 as compared to the prior comparable period.

Salaries, Wages and Benefits.  Salaries, wages and benefits increased 12.0% to $245,750,000 compared to $219,380,000, and were 22.8% and 24.1% of total mainline revenue for the years ended March 31, 2007 and 2006, respectively.  Salaries, wages and benefits increased over the prior comparable period largely as a result of an increase in the number of full-time equivalent employees to support our continued capacity growth.  Our full-time equivalent employee count increased from approximately 4,200 at March 31, 2006 to 4,800 at March 31, 2007, or 14.3%.

Flight Operations.  Flight operations expenses increased 14.0% to $161,144,000 as compared to $141,316,000, and were 15.0% and 15.5% of total mainline revenue, for the year ended March 31, 2007 and 2006, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 202,300 for the year ended March 31, 2006 to 234,965 for the year ended March 31, 2007, an increase of 16.1%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 15.0% to $94,953,000 compared to $82,566,000, and were 8.8% and 9.1% of total mainline revenue for the year ended March 31, 2007 and 2006, respectively.  We employed approximately 1,865 full time equivalent pilots and flight attendants at March 31, 2007 as compared to 1,614 at March 31, 2006, an increase of 15.6%.  We increased the number of pilots and flight attendants over the prior year to support the 16.1% increase in block hours and the 12.2% increase in the average aircraft in service.

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

Aircraft Fuel.  Aircraft fuel expense of $343,082,000 for 161,616,000 gallons used and $281,906,000 for 141,474,000 gallons used and resulted in an average fuel cost of $2.12 and $1.99 per gallon for the year ended March 31, 2007 and 2006, respectively, an increase of 6.5% per gallon.  Aircraft fuel expense, excluding hedging losses and gains, were $2.18 and $2.02 per gallon for the year ended March 31, 2007 and 2006, respectively, an increase of 7.9%.  Aircraft fuel expenses represented 31.9% and 31.0% of total mainline revenue for the years ended March 31, 2007 and 2006, respectively.  Fuel consumption for the years ended March 31, 2007 and 2006 averaged 688 and 699 gallons per block hour, respectively, a decrease of 1.6%.  Fuel consumption per block hour decreased during the year ended March 31, 2007 from the prior year due to the implementation of several fuel conservation initiatives.

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

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $166,409,000 and $138,492,000, an increase of 20.2%, for the years ended March 31, 2007 and 2006, respectively, and represented 15.5% and 15.2% of total mainline revenue.  Aircraft and traffic servicing expenses will increase with the addition of new cities to our route system.  During the year ended March 31, 2007, our departures increased to 97,554 from 82,878 for the year ended March 31, 2006, an increase of 17.7%.  Aircraft and traffic servicing expenses were $1,706 per departure for the year ended March 31, 2007 as compared to $1,671 per departure for the year ended March 31, 2006, an increase of 2.1%.  Aircraft and traffic servicing during the year ended March 31, 2007 included an increase in glycol expenses of $3,300,000, or 83.6%, over the prior year primarily related to the significant snow storms in Denver in December 2006 and January 2007.  In addition, we had additional operating costs of $5,106,000 during the year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006 primarily related to our Los Angeles to San Francisco shuttle, which operated five times a day, and an increase in the rates charged by the Los Angeles airport.

Maintenance.  Maintenance expenses of $87,733,000 and $77,238,000 were 8.1% and 8.5% of total revenue for the years ended March 31, 2007 and 2006, respectively, an increase of 13.7% as compared to the year ended March 31, 2006.  Maintenance cost per block hour was $373 and $382 for the years ended March 31, 2007 and 2006, respectively, a decrease of 2.4%, primarily related to several leased aircraft in which supplemental rent amounts reached the maximum reserve amount required during the year and increases in maintenance labor performed in which we receive reimbursement against these reserves.

Promotion and Sales.  Promotion and sales expenses totaled $115,516,000 and $89,751,000 and were 10.7% and 9.9% of total mainline revenue for the years ended March 31, 2007 and 2006, respectively, an increase of 28.7%.  During the year ended March 31, 2006, promotion and sales expense was reduced by $4,444,000 due to the favorable resolution of a sales and use tax credit on the taxation of ticketing services that related to the period September 2001 to March 2005.  During the year ended March 31, 2007, promotion and sales expenses, per mainline passenger increased to $12.64 from $12.13 (excluding the sales and use tax credit) for the year ended March 31, 2006.  Promotion and sales expenses per mainline passenger increased primarily as a result of an increase in the commission rates paid to external travel websites, an increase in advertising expenses and the inclusion of the favorable tax ruling in the fiscal year 2006 promotion and sales expense.

General and Administrative.  General and administrative expenses for the years ended March 31, 2007 and 2006 totaled $53,674,000 and $48,979,000, respectively, an increase of 9.6%, and were 5.0% and 5.4% of total mainline revenue, respectively. General and administrative expenses increased due to increases in our worker’s compensation expense, consulting and legal expenses (primarily related to the start-up of Lynx Aviation) offset by a reduction in our health insurance expense as compared to the year ended March 31, 2006.

Depreciation.  Depreciation expenses were $34,689,000 and $28,372,000 and were approximately 3.2% and 3.1% of total mainline revenue for the years ended March 31, 2007 and 2006, respectively, an increase of 22.3%.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service to 17.7 during the year ended March 31, 2007 as compared to 15.5 purchased aircraft in service for the year ended March 31, 2006, an increase of 14.2%.  The increase in depreciation expense is also due to accelerated depreciation on our aircraft seats which we are replacing over the next two fiscal years and investments in rotable aircraft components, aircraft improvements and ground equipment to support the 14.4% increase in our capacity during the year ended March 31, 2007.

Business interruption insurance proceeds.  We recorded insurance proceeds of $868,000 for the year ended March 31, 2007 as a result of final settlements of business interruption claims that covered lost profits when our service to Cancun, Mexico and New Orleans, Louisiana were disrupted by hurricanes during the fiscal year ended March 31, 2006.

Consolidated Nonoperating Expenses

Nonoperating (Income) Expense.  Net nonoperating expense totaled $15,162,000 for the year ended March 31, 2007 as compared to net nonoperating expense of $12,571,000 for the year ended March 31, 2006, an increase of 20.6%.

Interest Income.  Interest income increased to $14,982,000 from $9,366,000 during the year ended March 31, 2007 from the year ended March 31, 2006 as a result of an increase in short-term interest rates earned on investments and an increase in our average cash position during the year ended March 31, 2007 largely as a result of the net proceeds of $88,759,000 from our convertible notes offering in December 2005.

Interest Expense.  Interest expense, net of capitalized interest, increased to $29,899,000 for the year ended March 31, 2007 from $21,758,000 for the year ended March 31, 2006, an increase of 37.4%.  The increase in interest expense was a result of additional debt for the acquisition of three additional purchased aircraft, an increase in the weighted average borrowing rate and additional debt of $92,000,000 from our convertible notes offering in December 2005.  Debt related to aircraft increased from $335,756,000 as of March 31, 2006 to $386,755,000 as of March 31, 2007 with an increase in the average weighted interest rate from 6.55% to 7.15% as of March 31, 2006 and 2007, respectively.

Income Tax Benefit.  We recorded an income tax benefit of $4,626,000 during the year ended March 31, 2007, which includes a valuation allowance of $3,980,000 which resulted in an effective tax rate of 18.5%, compared to an income tax benefit of $6,497,000 during the year ended March 31, 2006 at a 31.7% rate.  During the year ended March 31, 2007, our tax benefit was at a federal rate of 35.0% plus the blended state rate of 2.7% (net of federal benefit) and was decreased by the tax effect of permanent differences of 3.6%.  During the years ended March 31, 2007 and 2006, we recorded valuation allowances of $3,980,000 and $273,000 against federal and certain state net operating loss carryforwards because it was more likely than not that these tax benefits were not going to be realized due to lack of taxable income in these jurisdictions before those net operating loss carryforwards expire.

Regional Partner

Passenger Revenue – Regional Partner.  Regional partner revenue totaled $94,164,000 for the year ended March 31, 2007 and $92,826,000 for the year ended March 31, 2006, a 1.4% increase.  The increase in revenue is due to an increase in the average fare to $104.72 during the year ended March 31, 2007 from $101.78 during the year ended March 31, 2006, an increase of 2.9%.

Operating Expenses – Regional Partner.  Regional partner expense for the year ended March 31, 2007 and 2006 totaled $108,355,000 and $106,866,000, respectively, a 1.4% increase, and was 115.1% of total regional partner revenue for each of the years ended March 31, 2007 and 2006. The increase in expenses is primarily due to a $1,450,000 increase in fuel expense for the regional partner operations as compared to the prior year.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business.

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  Our liquidity will be negatively impacted by the record high price of fuel which as of June 23, 2008 was $4.22 per gallon, and an increase in the cash holdbacks by our credit card processors.  On May 16, 2008, we closed on the sale of two Airbus 319 aircraft to VTB Leasing, for proceeds of $59,000,000. This resulted in retirement of debt of $33,754,000 related to the mortgage on the sold aircraft and a book gain of $9,200,000 on the transactions. We are currently pursuing a number of liquidity improvement alternatives, including debtor in possession financing, additional sales or sale-leasebacks of aircraft and other assets, and negotiation of the cash holdbacks or letters of credit associated with our Visa/MasterCard credit card processing agreement.  While we are negotiating many of these alternatives, the ultimate outcome of these negotiations and our resulting liquidity improvement cannot be predicted with certainty.  If these efforts to raise cash and improve liquidity are not successful, we could be forced to discontinue our operations.

We had cash and cash equivalents of $120,837,000 and $202,981,000 at March 31, 2008 and March 31, 2007, respectively.  At March 31, 2008, total current assets were $306,286,000 as compared to $449,367,000 of total current liabilities, resulting in a working capital deficit of $143,081,000.  At March 31, 2007, total current assets were $340,405,000 as compared to $359,326,000 of total current liabilities, resulting in a working capital deficit of $18,921,000.  The decrease in working capital is primarily due to additional pre-delivery payments made of $28,332,000 future aircraft deliveries, an increase in the current portion of long-term debt of $11,385,000 as a result of additional debt for aircraft purchases, capital expenditures for aircraft and other assets in excess of financings and payments on long-term debt of $113,961,000 offset by cash provided by operating activities of $30,673,000.

Operating Activities.  Cash provided by operating activities for the year ended March 31, 2008 was $30,673,000 as compared to cash provided by operating activities of $23,227,000 for the year ended March 31, 2007, an increase of $7,446,000. The increase in operating cash flows was primarily due to an increase in our air traffic liability and an increase in our accounts payable balance, offset by the use of cash for our restricted investments.   During the year ended March 31, 2008, a $42,263,000 increase in our air traffic liability was due to a 25% increase in our number of segments booked as compared to March 31, 2007.  Accounts payable increased due to slower payments to our vendors.  These were offset by a $22,114,000 increase in restricted investments to $31,275,000 as compared to an increase of $9,161,000 during the year ended March 31, 2007, primarily due to increased hold-back provisions from our credit card processors and an increase in our air traffic liability over prior year.

Investing Activities.  Cash used in investing activities for the year ended March 31, 2008 was $294,534,000.  Capital expenditures were $350,844,000 for the year ended March 31, 2008, which included the purchase of three Airbus A318 aircraft, two Airbus A320 aircraft and ten Bombardier Q400 aircraft, new leather seat sets for 53 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment.  Aircraft lease and purchase deposits made for aircraft deliveries during the period were $28,332,000.  We also received $92,525,000 primarily from the sale of five of the 10 newly acquired Bombardier Q400 aircraft in sale-leaseback transactions.

Cash used in investing activities for the year ended March 31, 2007 was $141,310,000.  Capital expenditures were $137,324,000 for the year ended March 31, 2007, which included the purchase of three Airbus A319 aircraft, one Airbus A318 aircraft and one spare engine, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment.  Aircraft lease and purchase deposits made during the period were $47,933,000, including $15,276,000 for pre-delivery payments on Bombardier Q400 aircraft.  We also received $41,933,000 primarily from the sale of one of three newly acquired Airbus A319 aircraft and a spare engine in two sale-leaseback transactions.

Financing Activities.  Cash received from financing activities for the year ended March 31, 2008 was $181,717,000.  During the year ended March 31, 2008, we borrowed $297,525,000 for the purchase of three Airbus A318, two Airbus A320 and 10 Bombardier Q400 aircraft.  These were offset by debt principal payments of $113,961,000 on 29 of our owned Airbus and Bombardier aircraft and $2,603,000 in financing fees.

Cash provided by financing activities for the year ended March 31, 2007 was $48,224,000.  During the year ended March 31, 2007, we paid $23,439,000 of debt principal payments on 19 owned aircraft and we borrowed $74,438,000 for two additional Airbus A319 aircraft and one Airbus A318 aircraft. We also were required to increase our compensating balance at a bank by $750,000 to secure letters of credit.

Other Items That Impact Our Liquidity

We continue to assess our liquidity position in light of record high fuel prices, significant legal and professional fees associated with our Chapter 11 bankruptcy proceeding, our aircraft purchase commitments and other capital requirements, the economy, our competition, and other uncertainties surrounding the airline industry.    For further information on our financing plans, activities and commitments, see “Contractual Obligations” and “Commercial Commitments and Off Balance Sheet Arrangements” below.

Our purchase rights for 17 Airbus aircraft expired on July 1, 2007.  We have options to purchase 10 Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits (see discussion in the Contractual Obligations section below).

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2008, for debt; operating leases; aircraft order commitments; capital leases; interest and related payments; other material, noncancelable purchase obligations; other liabilities.  We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings.  Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change:

		Less than	2-3	4-5	After
	Total	1 year	Years	years	5 years

Long-term debt - principal (1)	$662,318	$38,144	$86,350	$106,305	$431,519
Long-term debt - interest (1)	281,189	36,362	65,534	53,442	125,851
Short-term borrowings – principal and interest (2)	3,308	3,308	—	—	—
Operating leases (3)	1,136,390	157,244	275,613	253,307	450,226
Unconditional purchase obligations (4) (5) (6)	374,044	88,748	247,544	37,752	—
Total contractual cash obligations	$2,457,249	$323,806	$675,041	$450,806	$1,007,596

(1)           At March 31, 2008, we had loans covering 13 Airbus A319 aircraft, nine Airbus A318 aircraft, five Bombardier Q400 aircraft and two Airbus A320 aircraft.  Two of the loans have a term of ten years and are payable in equal monthly installments, including interest, payable in arrears.  These loans require monthly principal and interest payments of $218,000 and $215,000, bear interest at 6.71% and 6.54%, and mature in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.  The remaining 22 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually.  At March 31, 2008, interest rates for these loans ranged from 3.88% to 6.79%.  Each of these loans has a term of 12 years, and each loan has balloon payments ranging from $2,640,000 to $9,312,000 at the end of the term.  All of the loans are secured by the aircraft.  Actual interest payments will change based on changes in LIBOR.  In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft.  This loan has a seven-year term with quarterly installments of approximately $250,000.  The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 8.06% at March 31, 2008.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025.  At any time on or after December 20, 2010, we may redeem any of the convertible notes for the principal amount plus accrued interest.  Note holders may require us to repurchase the notes for cash for the principal amount plus accrued interest only on December 15, 2010, 2015 and 2020 or at any time prior to their maturity following a designated event as defined in the indenture for the convertible notes.  Holders may convert the notes into shares of our common stock at a conversion rate of 96.7352 shares per $1,000 principal amount (representing a conversion price of approximately $10.34 per share).  In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments.  However, these notes may be called at the earlier times discussed above, which would impact the timing of the principal payments.

(2)           In November 2007, we entered into a pre-delivery deposit facility (“PDP Facility”) for the purpose of financing obligations to make pre-delivery payments on eight A320 aircraft.  The PDP Facility allows us to draw amounts up to $22,200,000 for aircraft deliveries through August 2010.  As of March 31, 2008, we had $3,139,000 outstanding under the PDP Facility for A320 aircraft deliveries scheduled for February 2009.  As such, the amount outstanding is classified as short-term borrowings on the consolidated balance sheet.

(3)          As of March 31, 2008, we leased 36 Airbus A319 type aircraft, two Airbus A318 aircraft, and five Bombardier Q400 aircraft under operating leases with expiration dates ranging from 2013 to 2022.  Under all of our leases, we have made cash security deposits, which totaled $23,090,000 at March 31, 2008.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the years ended March 31, 2008, 2007 and 2006, additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $27,583,000, $26,187,000 and $24,933,000, respectively, and are included in maintenance expense in the statements of operations.  On January 11, 2007, we signed an agreement with Republic, under which Republic would operate up to 17 Embraer 170 aircraft each with capacity of up to 76 seats.  The contract period was for an 11-year period starting on the date the last aircraft is placed in service, which was scheduled for December 2008.  The service began on March 4, 2007 and replaced our agreement with Horizon. On April 23, 2008, we announced that we reached a mutual agreement with Republic on the terms under which Frontier would reject the agreement.  A structured reduction and gradual phase-out of Republic’s 12 aircraft from our daily operation was completed in mid-June 2008.  In the contractual obligations table above, only the amounts to be paid during the negotiated wind-down period of approximately $7,600,000 are included.

We also lease office space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2008 to 2015.  In addition, we lease certain airport gate facilities and maintenance facilities on a month-to-month basis.  Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.  The table above also excludes lease payments for a new headquarters building which we terminated during the bankruptcy process in May 2008.

(4)          As of March 31, 2008, we have remaining firm purchase commitments for eight additional aircraft from Airbus that have scheduled delivery dates beginning in February 2009 and continuing through November 2011 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009.  Included in the purchase obligations are the remaining amounts due Airbus, amounts for spare aircraft components to support the additional aircraft and  remaining new leather aircraft seats for one additional ship set yet to be purchased.  We are not under any contractual obligations with respect to spare parts or the new aircraft seats.

We have not secured financing for the purchase of our remaining eight Airbus aircraft.  To complete the purchase of the remaining eight Airbus aircraft scheduled for delivery starting in February 2009, we must secure additional aircraft financing totaling approximately $280,000,000 assuming bank financing was used for these remaining aircraft.    The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of March 31, 2008, we had made pre-delivery payments on future aircraft deliveries totaling $12,738,000 which relates to aircraft for which we have not secured financing.

(5)          In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet.  We intend to install LiveTV in every new Airbus aircraft we place in service.  The table above includes amounts for the installation of DirecTV for the remaining eight Airbus aircraft we currently expect to purchase. In January 2008, we signed a hardware agreement under which LiveTV agreed to repurchase LiveTV equipment installed and make payments over a specified period for this equipment.  The table does not include payments to be received under our new hardware agreement with LiveTV.

(6)          In March 2004, we entered into a services agreement with Sabre, Inc. for its SabreSonic™ passenger solution to power our reservations and check-in capabilities along with a broad scope of technology for streamlining our operations and improving revenue.  The table above includes minimum annual system usage fees.  Usage fees are based on passengers booked, and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  We also provide letters of credit for our workers’ compensation insurance.  As of March 31, 2008, we had outstanding letters of credit, bonds and cash security deposits totaling $21,939,000, $2,616,000 and $25,123,000, respectively.

We also have an agreement with a financial institution where we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility.  As of March 31, 2008, we had $18,187,000 available under this facility. We have reduced the amount available for borrowings by letters of credit issued of $14,560,000 and cash draws of $3,000,000.

In July 2005, we entered into an additional agreement with another financial institution for a $5,000,000 revolving line of credit that permits us to issue letters of credit up to $3,500,000.  In June 2006, the revolving line of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000 and matured in June 2008.  As of March 31, 2008, we have utilized $4,534,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.  In June 2008, we entered into a stipulation with the financial institution, which was approved by the bankruptcy court, and which resulted in the financial institution releasing its liens on our working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The amount of cash collateral required was for full cash collateralization of letters of credit outstanding, less the $2,750,000 already cash secured.

We have a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions.  As of March 31, 2008, that amount totaled $54,500,000.  In June 2008, we reached a revised agreement with this bankcard processor that requires adjustments to the reserve account on a monthly basis based on our current and projected air traffic liability associated with these estimated bankcard transactions.  As of June 20, 2008, this revised agreement results in an increase to the holdback to approximately $61,940,000.  The Company and the creditors committee continue to negotiate the terms of the revised agreement.  In addition, a credit card company began a holdback during the fiscal year ending March 31, 2008 which totaled $15,500,000 at March 31, 2008.  As of June 20, 2008, our requirements resulted in an increase to $22,655,000 for this credit card company.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as working capital ratio and percentage of debt to debt plus equity.  As of March 31, 2008, we met these financial tests and presently are only obligated to provide the minimum amount of $100,000 in coverage to ARC.  If we fail the minimum testing requirements, we would be required to increase our bonding coverage to four times the weekly agency net cash sales (sales net of refunds and agency commissions). Based on net cash sales remitted to us for the week ended June 20, 2008, the bond coverage would be increased to $5,985,000 if we failed the tests.  If we were unable to increase the bond amount as a result of our then financial condition, we could be required to issue a letter of credit that would restrict cash in an amount equal to the letter of credit.  In May 2008, ARC started requiring a holdback which was equal to $1,280,000 as of June 23, 2008.

Hedging Transactions

In November 2002, we initiated a fuel hedging program using a variety of financial derivative instruments.  These fuel hedges do not qualify for hedge accounting under SFAS 144, and, as such, realized and non-cash mark to market adjustments to the fair value of the hedge contracts, are included in aircraft fuel expense.  The results of operations for the years ended March 31, 2008, 2007 and 2006 include non-cash mark to market derivative gains/(losses) of $1,847,000, $12,753,000 and $(2,163,000), respectively. Cash settlements for fuel derivatives contracts for the year ended March 31, 2008, 2007, and 2006 were receipts of $30,740,000, payments of $3,925,000, and receipts of $5,338,000, respectively.

Due to our Chapter 11 filing, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in

May 2008 and subsequently settled which resulted in receipts of $23,409,000.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term.  For owned aircraft, this agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The costs under this agreement for our purchased aircraft for the years ended March 31, 2008, 2007 and 2006 were approximately $9,890,000, $6,374,000 and $3,545,000, respectively.  Any unplanned maintenance expenses not otherwise covered by reserves are paid by us.  For our leased aircraft that are covered by the agreement, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements.  At the time a leased engine makes a scheduled maintenance shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.  To the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of March 31, 2008, approximately $544,262,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $23,811,000 principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Represented Employees

In September 2005, our aircraft appearance agents signed a 10-year agreement.  This employee group is represented by the International Brotherhood of Teamsters (“IBT”).

In March 2006, our material specialists voted for union representation by the IBT, affecting approximately 22 employees.  In September 2007, a four year agreement was reached between Frontier and the IBT, with an economic re-opener in July 2008, to correspond to the maintenance union contract.

In February 2007, Frontier and the Frontier Airline Pilots Association (“FAPA”) announced that FAPA membership ratified a new collective bargaining agreement. The new four-year agreement amends the previous five-year contract signed in May 2000. Implementation of the approved agreement began in March 2007.

In September 2007, our dispatchers signed an amended five year collective bargaining agreement with Frontier. The contract with our dispatchers, who are represented by the Transport Workers Union (“TWU”), affects approximately 16 employees.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  As a result of the filing for Chapter 11, the realization of assets and liquidation of liabilities are subject to uncertainty.  A plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities as a consequence of confirmation of a plan of reorganization.

Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results, and require management to exercise significant judgments.  Our most critical accounting policies are described briefly below.

Revenue Recognition

Passenger tickets - Passenger, cargo, and other revenue are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees.  Revenue that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.  Included in passenger revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change fees are collected from the passenger as they are a separate transaction that occurs subsequent to the date of the original ticket sale.

Taxes and Fees – We are required to charge certain taxes and fees on our passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which we have an obligation to act as a collection agent.  Because we are not entitled to retain these taxes and fees, such amounts are not included in passenger revenue.  We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

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

Accounting for long-lived assets.

In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment.  In estimating useful lives and residual values of our aircraft, we have relied upon estimates from industry experts as well as our anticipated utilization of the aircraft.

Our long-lived assets are evaluated for impairment at least annually or when events and circumstances indicate that the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology.  All of our long-lived assets are relatively new and our aircraft are actively deployed in our route system.  We have also recently sold aircraft in amounts in excess of their carrying values.  We have not identified any significant impairments related to our long-lived assets at this time.

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

As of March 31, 2008 and 2007, we estimated that approximately 472,000 and 324,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns® members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold.  As of March 31, 2008 and 2007, we had recorded a liability of approximately $10,059,000 and $4,249,000, respectively, for these rewards.

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

For the year ended March 31, 2008, we received total fees of $44,369,000.  Of that amount, $25,545,000 was deferred as the travel award component, with the remaining marketing component of $18,824,000 recognized as other revenue. For the year ended March 31, 2007, we received total fees of $36,917,000.  Of that amount, $25,219,000 was deferred as the travel award component, with the remaining marketing component of $11,698,000 recognized as other revenue.  For the year ended March 31, 2006, we received total fees of $24,986,000.  Of that amount, $19,686,000 was deferred as the travel award component, and the remaining marketing component of $5,300,000 was recognized as other revenue.  Amortization of deferred revenue recognized in earnings during the years ended March 31, 2008, 2007 and 2006 was $24,789,000, $20,158,000 and $11,059,000, respectively.

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

During the year ended March 31, 2008, we increased our valuation allowance for deferred tax assets by $21,418,000.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We have a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing taxable temporary differences since it is more likely that not that these benefits would not be realized due to concerns about our ability to continue as a going concern.  The NOL’s that have been generated are due in large part to the accelerated depreciation over a shorter useful life for tax purposes.   Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 proceedings.

Self-Insurance

We are self insured for the majority of our group health insurance costs, subject to specific retention levels.  We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.  Our self-insurance healthcare liability represents our estimate of claims that have been incurred but not reported as of March 31, 2008.  This liability, which totaled $2,061,000 at March 31, 2008, was estimated based on our claims experience.  We determine the actual average claims cost per employee and the number of days between the incurrence of a claim and the date it is paid.  The estimate of our liability for employee healthcare represents our estimate of unreported claims with an increase in claims based on trend factors.

We are also self-insured for the majority of our workers’ compensation expenses.  Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis, up to a maximum amount, based on reserves for these claims that are established by a third-party administrator.  The liability at March 31, 2008 totaled $6,023,000.

While we believe that the estimate of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of healthcare and workers compensation expenses we have recorded.

Stock-Based Compensation.

We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and the assumptions shown in Note 14 to our consolidated financial statements. We estimate the expected term of options granted using our historical exercise patterns, which we believe are representative of future exercise behavior.  We estimate volatility of our common stock using the historical closing prices of our common stock using the period equal to the expected term of the options, which we believe is representative of the future behavior of our common stock. Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero. Stock-based compensation expense for restricted stock units (“RSU”) are based on the fair value of our common stock on the date of grant and is amortized over the vesting period, generally five years. Each RSU is settled in shares of our common stock after the vesting period. We record stock-based compensation expense only for those options and awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of FAS 157 will result in a material cumulative effect adjustment on our consolidated financial statements when adopted on April 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value, following the provisions of SFAS No. 157. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting FAS 159.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“FAS 161”). This standard enhances required disclosures regarding derivatives and hedging activities to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  Requirements under FAS 161 include disclosure of the objectives for using derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of credit risk related features, and cross-referencing within the footnotes of derivative-related information.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company expects to comply with the disclosure provision of adopting FAS 161 upon adoption.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel.  Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the year ended March 31, 2008.  Based on actual fuel usage for the year ended March 31, 2008, such a change would have had the effect of increasing or decreasing our total aircraft fuel expense by approximately $53,920,000, excluding the benefit of our fuel hedging.  Comparatively, based on our total projected fleet after capacity reductions in fiscal year 2009, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2009 by approximately $42,700,000 measured as of March 31, 2008, excluding the effects of our fuel hedging arrangements which were settled in May 2008.

Our results of operations for the year ended March 31, 2008 include cash settlements on fuel derivative contracts of $30,740,000 recorded as a decrease to fuel expense and non-cash mark to market gains of $1,847,000 recorded as a decrease in fuel expense with respect to fuel hedging agreements.  As of March 31, 2008, the fair value of the hedge agreements recorded on the balance sheet as an asset was $15,576,000.

Due to our Chapter 11 filing, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in May 2008 and subsequently settled which resulted in receipts of $23,409,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft.  Interest expense on 74.3% of our outstanding debt at March 31, 2008 is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $4,941,000 assuming the loans outstanding that are subject to interest rate adjustments at March 31, 2008 totaling $494,119,000 are outstanding for the entire period.

Item 8:  Financial Statements and Supplementary Data

Our consolidated financial statements are filed as a part of this report immediately following the signature page.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A:  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Frontier Airlines Holdings, Inc.’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  That report has been included herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On June 27, 2008, Mr. Edward M. Christie, III was appointed as the Chief Financial Officer for Frontier Airlines Holdings, Inc.  Mr. Christie has held several positions in the Company since joining the finance department in December 2002, most recently serving as the Company’s Senior Vice President – Finance.  Prior to joining Frontier, Mr. Christie served as Vice President - Finance at a Denver asset-based finance institution.  Mr. Christie is 37 years old and holds a Bachelor’s degree in Business Administration - Finance from the University of Arizona.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

Code of Ethics

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

Audit Committee Financial Expert

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

Item 11.   Executive Compensation.

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

Item 14.   Principal Accounting Fees and Services.

The information required by this Item will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

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

Exhibit 10 – Material Contracts:

10.1	Airport Use and Facilities Agreement, Denver International Airport (Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1995; Commission File No. 0-4877).

10.2	Space and Use Agreement between Continental Airlines, Inc. and the Company. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999).

10.2(a)

Second Amendment to Space and Use Agreement between Continental Airlines, Inc. and the Company. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended (Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

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

10.3(b)

Amendment No. 11 to the A318/A319 Purchase Agreement dated as of March 10, 2000 between AVSA, S.A.R.L. and Frontier Airlines, Inc. (Exhibit 10.3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

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

+10.12

Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective August 1, 2006 and executed September 7, 2006. (Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

+10.12(a)

Amendment of the Employee Stock Ownership Plan of Frontier Airlines, Inc. as amended and restated, effective August 1, 2006 and executed September 7, 2006 for EGTRRA. (Exhibit 10.66(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

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

+10.18	Frontier Airlines 2004 Equity Incentive Plan. (Exhibit B to the Company’s 2004 Annual Meeting of Shareholders; filed July 26, 2004).

+10.18 (a)	Amendment to Frontier Airlines 2004 Equity Incentive Plan executed March 30, 2006 and effective April 3, 2006.

+10.19	Executive Bonus Plan for the Company’s fiscal year ending March 31, 2006 (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

+10.20	Long Term Incentive Plan for the Company’s fiscal year ending March 31, 2006 (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

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

10.25

Underwriting Agreement dated December 1, 2005, by and among Frontier Airlines, Inc., Morgan Stanley & Co. Incorporated, and Citigroup Global Markets, Inc. (Exhibit 1.1 to a Form 8-K filed on December 7, 2005).

10.26	Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National

Association, as Trustee (Exhibit 4.1 to Amendment No. 1 to Frontier’s Registration Statement on Form S-3, File No. 333-128407, filed on November 23, 2005).

10.27	First Supplemental Indenture dated December 7, 2005, by and between Frontier Airlines, Inc. and U.S. Bank National Association, as Trustee (Exhibit 4.2 to a Form 8-K filed on December 7, 2005).

10.28

Second Supplemental Indenture dated April 3, 2006, by and among Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., and U.S. Bank National Association, as Trustee. (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006).

10.29

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

10.30

Airline Service Agreement between Frontier Airlines Holdings, Inc. and Republic Airlines, Inc. dated January 11, 2007. (Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

Exhibit 21 – List of Subsidiaries

21.1*	List of Subsidiaries

Exhibit 23 – Consents of Experts:

23.1*	Consent of KPMG LLP.

Exhibit 31 – Certifications:

31.1*	Section 302 certification of President and Chief Executive Officer, Sean E. Menke.

31.2*	Section 302 certification of Chief Financial Officer, Edward M. Christie, III.

Exhibit 32 – Certifications:

32.1**	Section 906 certifications of President and Chief Executive Officer, Sean E. Menke

32.2**	Section 906 certifications of Chief Financial Officer, Edward M. Christie, III

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES HOLDINGS, INC.

Date: June 30, 2008	By: /s/ Sean E. Menke
Sean E. Menke, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FRONTIER AIRLINES HOLDINGS, INC.

Date: June 30, 2008	By:	/s/ Edward M. Christie, III
Edward Christie III, Senior Vice President and Chief Financial Officer

Date: June 30, 2008	By:	/s/ Heather R. Iden
Heather R. Iden, Vice President Controller

Date: June 30, 2008	By: /s/ D. Dale Browning
D. Dale Browning, Director

Date: June 30, 2008	By: /s/ Rita M. Cuddihy
Rita M. Cuddihy, Director

Date: June 30, 2008	By: /s/ Paul Stephen Dempsey
Paul Stephen Dempsey, Director

Date: June 30, 2008	By: /s/ Patricia A. Engels
Patricia A. Engels, Director

Date: June 30, 2008	By: /s/ B. LaRae Orullian
B. LaRae Orullian, Director

Date: June 30, 2008	By: /s/ Jeffery S. Potter
Jeffery S. Potter, Director

Date: June 30, 2008	By: /s/ Robert D. Taylor
Robert D. Taylor, Director

Date: June 30, 2008	By: /s/ James B. Upchurch
James B. Upchurch, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Frontier Airlines Holdings, Inc. :

We have audited the accompanying consolidated balance sheets of Frontier Airlines Holdings, Inc. and subsidiaries (Debtors-In-Possession as of April 10, 2008) (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines Holdings, Inc. and subsidiaries (Debtors-In-Possession as of April 10, 2008) as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company filed petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), and this raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan concerning this matter is also discussed in note 1 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, effective April 1, 2007, and the provisions of FASB No. 123(R), Share-Based Payment, effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Airlines Holdings, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
June 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines Holdings, Inc.:

We have audited Frontier Airlines Holdings, Inc. and subsidiaries’ (Debtors-In-Possession as of April 10, 2008) (the Company) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Airlines Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Frontier Airlines Holdings, Inc. (Debtors-In-Possession as of April 10, 2008) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Airlines Holdings, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated June 27, 2008 expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph related to the Company’s ability to continue as a going concern.

/s/ KPMG LLP

Denver, Colorado
June 27, 2008

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Consolidated Balance Sheets

March 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$120,837	$202,981
Investment securities	8,501	—
Restricted investments	74,119	42,844
Receivables, net of allowance for doubtful accounts of $400 and $632 at March 31, 2008 and 2007, respectively	57,687	50,691
Prepaid expenses and other assets	26,428	26,163
Inventories, net of allowance of $490 and $329 at March 31, 2008 and 2007, respectively	17,451	15,685
Assets held for sale (note 4)	1,263	2,041
Total current assets	306,286	340,405
Property and equipment, net (note 6)	870,444	605,131
Security and other deposits (note 9)	25,123	20,850
Aircraft pre-delivery payments	12,738	52,453
Restricted investments	2,845	2,845
Deferred loan fees and other assets	32,535	21,184
Total Assets	$1,249,971	$1,042,868

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,732	$52,001
Air traffic liability	226,017	183,754
Other accrued expenses (note 8)	84,058	80,324
Current portion of long-term debt (note 11)	38,232	26,847
Short-term borrowings (note 11)	3,139	—
Deferred revenue and other liabilities (note 7)	18,189	16,400
Total current liabilities	449,367	359,326
Long-term debt related to aircraft notes (note 11)	532,086	359,908
Convertible notes (note 11)	92,000	92,000
Deferred revenue and other liabilities (note 7)	24,399	22,138
Total liabilities	$1,097,852	$833,372

Commitments and contingencies (notes 1,3, 8,11and 18)

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,945,744 and 36,627,455 shares issued and outstanding at March 31, 2008 and March 31, 2007, respectively	37	37
Treasury stock, stated at cost (note 13)	—	(1,838)
Additional paid-in capital	195,874	193,943
Unearned ESOP shares (note 13)	(616)	—
Accumulated other comprehensive loss, net of tax	(299)	(22)
Retained earnings (deficit)	(42,877)	17,376
Total stockholders’ equity	152,119	209,496
Total Liabilities and Stockholders’ Equity	$1,249,971	$1,042,868

See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Consolidated Statements of Operations

Years Ended March 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006
Revenues:
Passenger	$1,350,427	$1,131,466	$971,507
Cargo	6,091	6,880	5,677
Other	42,463	32,603	24,338

Total revenues	1,398,981	1,170,949	1,001,522

Operating expenses:
Flight operations	186,120	161,544	141,316
Aircraft fuel	454,822	343,082	281,906
Aircraft lease	116,099	108,623	94,229
Aircraft and traffic servicing	188,245	166,525	138,492
Maintenance	106,166	87,978	77,238
Promotion and sales	131,645	115,536	89,751
General and administrative	64,490	56,019	48,979
Operating expenses - regional partners	146,211	108,355	106,866
Post-retirement liability curtailment gain (note 15)	(6,361)	—	—
Employee separation and exit costs (reversals) (note 10)	442	(57)	3,414
Loss (gain) on sales of assets, net	1,791	(656)	(1,144)
Depreciation	44,641	34,702	28,372

Total operating expenses	1,434,311	1,181,651	1,009,419

Business interruption insurance proceeds (note 18)	300	868	—

Operating loss	(35,030)	(9,834)	(7,897)

Nonoperating income (expense):
Interest income	12,048	14,982	9,366
Interest expense	(36,444)	(29,899)	(21,758)
Loss on early extinguishment of debt (note 11)	(283)	—	—
Other, net	(645)	(245)	(179)

Total nonoperating income (expense), net	(25,324)	(15,162)	(12,571)

Loss before income tax benefit	(60,354)	(24,996)	(20,468)

Income tax benefit (note 12)	(101)	(4,626)	(6,497)

Net loss	$(60,253)	$(20,370)	$(13,971)

Loss per share:
Basic and diluted (note 16)	$(1.64)	$(0.56)	$(0.39)

Weighted average shares of common stock outstanding:
Basic and diluted	36,662	36,608	36,167

See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

Years Ended March 31, 2008, 2007 and 2006

(In thousands, except shares)

					Accumulated
			Additional	Unearned	other	Retained	Total
	Common	Treasury	paid-in	ESOP	comprehensive	Earnings	stockholders’
	Stock	Stock	capital	shares	income (loss)	(deficit)	equity

Balances, March 31, 2005	$36	$—	$188,166	$(2,271)	$272	$51,717	$237,920
Net loss	—	—	—	—	—	(13,971)	(13,971)
Other comprehensive loss -
Unrealized loss on derivative instruments, net of tax of $74	—	—	—	—	(121)	—	(121)
Total comprehensive loss							(14,092)
Exercise of common stock options	—	—	1,551	—	—	—	1,551
Tax benefit from exercises of stock options	—	—	281	—	—	—	281
Contribution of common stock to employee stock ownership plan	1	—	2,791	(2,792)	—	—	—
Amortization of employee stock compensation	—	—	147	2,969	—	—	3,116
Balances, March 31, 2006	37	—	192,936	(2,094)	151	37,746	228,776
Net loss	—	—	—	—	—	(20,370)	(20,370)
Other comprehensive loss -
Unrealized loss on derivative instruments, net of tax of $40	—	—	—	—	(151)	—	(151)
Impact of adoption of SFAS 158, net of tax of $14 (note 13)	—	—	—	—	(22)	—	(22)
Total comprehensive loss							(20,543)
Exercise of common stock options	—	—	162	—	—	—	162
Purchase of treasury shares — 300,000 shares	—	(1,838)	—	—	—	—	(1,838)
Amortization of employee stock compensation	—	—	845	2,094	—	—	2,939
Balances, March 31, 2007	37	(1,838)	193,943	—	(22)	17,376	209,496
Net loss	—	—	—	—	—	(60,253)	(60,253)
Other comprehensive loss -
Post-retirement liability curtailment gain	—	—	—	—	22	—	22
Unrealized loss on auction rate securities	—	—	—	—	(299)	—	(299)
Total comprehensive loss	—	—	—	—	—	—	(60,530)
Transfer of treasury shares to ESOP	—	1,838	—	(1,838)	—	—	—
Exercise of common stock options	—	—	40	—	—	—	40
Contribution of common stock to employee stock ownership plan	—	—	822	(822)	—	—	—
Amortization of employee stock compensation	—	—	1,069	1,584	—	—	2,653
Transfer of accrued ESOP to unearned ESOP	—	—	—	460	—	—	460
Balances, March 31, 2008	$37	$—	$195,874	$(616)	$(299)	$(42,877)	$152,119

See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Consolidated Statements of Cash Flows

Years ended March 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(60,253)	$(20,370)	$(13,971)
Adjustments to reconcile net loss to net cash and
cash equivalents provided by operating activities:
Compensation expense under long-term incentive plans and employee stock ownership plans	2,653	3,409	3,116
Depreciation and amortization	46,176	36,219	29,439
Provisions recorded on inventories and write-off of assets beyond economic repair	1,423	1,409	86
Loss (gains) on sales of assets, net	1,791	(656)	(1,144)
Mark to market derivative (gains) losses, net	(1,847)	(12,753)	2,163
Post-retirement liability curtailment gain	(6,361)	—	—
Loss on early extinguishment of debt	283	—	—
Deferred income taxes	—	(4,883)	(6,551)
Changes in operating assets and liabilities:
Restricted investments	(31,275)	(9,161)	3,326
Receivables	(2,415)	(9,000)	(3,943)
Prepaid expenses and other assets	(374)	(2,981)	(4,442)
Inventories	(1,927)	(9,012)	405
Other assets	(1,021)	(1,205)	735
Accounts payable	27,731	7,046	7,714
Air traffic liability	42,263	30,091	40,974
Other accrued expenses	10,578	12,135	12,346
Deferred revenue and other liabilities	3,248	2,939	9,389
Net cash provided by operating activities	30,673	23,227	79,642

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(28,332)	(47,933)	(36,117)
Decrease in restricted investments	—	—	2,034
Purchase of available-for-sale securities	(10,000)	—	—
Sale of available-for-sale securities	1,200	—	3,000
Proceeds from the sale of property and equipment and assets held for sale	917	2,014	9,843
Proceeds from sale- leaseback transactions	92,525	41,933	—
Capital expenditures	(350,844)	(137,324)	(74,262)
Net cash used in investing activities	(294,534)	(141,310)	(95,502)

Cash flows from financing activities:
Net proceeds from issuance of common stock	40	162	1,551
Purchase of treasury shares	—	(1,838)	—
Payment to bank for compensating balance	—	(750)	(2,000)
Proceeds from long-term borrowings	297,525	74,438	146,700
Payments received on note receivable	716	—	—
Principal payments on aircraft notes	(113,961)	(23,439)	(19,959)
Payments on short-term borrowings	—	—	(5,000)
Payment of financing fees	(2,603)	(349)	(4,387)
Net cash provided by financing activities	181,717	48,224	116,905

Net increase (decrease) in cash and cash equivalents	(82,144)	(69,859)	101,045
Cash and cash equivalents, beginning of year	202,981	272,840	171,795
Cash and cash equivalents, end of year	$120,837	$202,981	$272,840

See accompanying notes to the consolidated financial statements

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements

March 31, 2007

1.                          Chapter 11 Reorganization

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx Aviation”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD). Frontier Holdings, Frontier Airlines, and Lynx Aviation (collectively the “Debtors” or the “Company”) will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.  No assurance can be provided as to what values, if any, will be ascribed in the Debtors’ bankruptcy proceedings to the Debtors’ pre-petition liabilities, common stock and other securities. The Company believes its currently outstanding common stock will have no value and will be canceled under any plan of reorganization it might propose and that the value of the Debtors’ various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

Reporting Requirements

As a result of its bankruptcy filing, the Company is now periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law.  While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in Frontier Holdings consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission (“SEC”).

Reasons for Bankruptcy

The Debtors’ Chapter 11 filings followed an unexpected attempt by the Company’s principal credit card processor in April 2008 to substantially increase a “holdback” of customer receipts from the sale of tickets.  This change in established practices would have represented a material negative change to the Debtors’ cash forecasts and business plan, put severe restraints on the Debtors’ liquidity and made it impossible for the Debtors to continue normal operations.  Due to historically high aircraft fuel prices, continued low passenger mile yields, cash holdbacks instituted by the Company’s other credit card processor, and the threatened increased holdback from the Company’s principal credit card processor, the Company determined that the Debtors could not continue to operate without the protections provided by

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Chapter 11.

First Day Orders

The Bankruptcy Court has approved various motions for various relief designed to allow the Debtors to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: (a) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the Early Returns frequent flyer program and our ticketing programs; (d) honor certain obligations arising prior to the Petition Date related to our interline, clearinghouse, code sharing and other similar agreements; and (e) continue maintenance of existing bank accounts and existing cash management systems.

Notifications

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.  The deadline for the filing of proofs of claims against the Debtors in these cases has yet to be established by the Bankruptcy Court.

Creditors’ Committee

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  The Creditors’ Committee has been generally supportive of the Debtors’ positions on various matters; however, there can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed.   Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

Executory Contracts – Section 365

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-K, including where applicable the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code.  As of the date of this filing, the Company’s most significant

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

executory contracts rejected include the Republic Airlines, Inc. regional partner contract as discussed in Note 2 and the contract for a new headquarters building.  Claims may arise as a result of rejecting any executory contract.  These financial statements do no include the effects of any future claims.  Certain claims filed may have priority above unsecured creditors.

Secured Debtors Rights – Section 1110

Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code (“Section 1110”), certain secured parties, lessors and conditional sales vendors may have extra rights regarding taking possession of certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract pursuant to their agreement with the Debtors. Section 1110 provides that, unless the Debtors agree to perform under the agreement and cure all defaults within 60 days after the Petition Date, such financing party can take possession of such equipment.

Section 1110 effectively shortens the automatic stay period to 60 days with respect to Section 1110-eligible aircraft, engines and related equipment subject to the following two conditions. First, the debtor may extend the 60-day period by agreement of the relevant financier, with court approval. Alternatively, the debtor may agree, with Bankruptcy Court approval, to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code (which does not preclude later rejecting any related lease).  On June 9, 2008, the Debtors agreed to perform their obligations under the applicable financings, and the Debtors believe they have cured the defaults under these financings.  the Debtors have resolved all cure issues with a majority of their aircraft financiers.  The Debtors are, however, negotiating with respect to a few remaining aircraft obligations, primarily related to their Airbus 318 aircraft, and the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach agreements with these aircraft financiers, those parties may seek to take action with respect to the related aircraft.

Plan of Reorganization

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan.  The Debtors will likely file one or more motions to request extensions of these time periods.  If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

The timing of filing a plan of reorganization by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Debtors’ liabilities and/or securities, including the Company’s common stock receiving no distribution on account of their interests and cancellation of their holdings. As discussed above, if the requirements of Section 1129(b) of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of the Company’s common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of the Debtors’ liabilities and securities, including the Company’s common stock is highly speculative. The Debtors urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.  Furthermore, as discussed above, at this time there is no assurance the Debtors will be able to restructure as a going concern or successfully propose, or implement a plan of reorganization.

Since the April 10, 2008 bankruptcy filing subsequent to yearend, the Company incurred, and will continue to incur, significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

Risks and Uncertainties

As of the Petition Date, the Company had in excess of $108 million in unrestricted cash, cash equivalents and short-term investments. The ability of the Company, both during and after the Chapter 11 case, to

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

continue as a going-concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate liquidity; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to secure Debtor in Possession Financing; (v) to negotiate favorable terms with our bankcard processors and credit card companies;  (vi)  the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (vii) the Company’s ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings.  In particular such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities; (b)  as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effects of any changes that may be made in its business.  A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

The negative events or publicity associated with the Debtor’s Chapter 11 proceedings could adversely affect sales of tickets and the relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtor’s operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.  Because of the risks and uncertainties associated with the Debtors’ Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about the Debtors’ ability to continue as a going concern.

As a result of the filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Liquidity and Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business.  The consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.  The Company has substantial liquidity needs in the operation of its business and faces significant liquidity challenges due to historically high aircraft fuel prices which have reached record levels in June 2008.  The Company remains uncertain as to whether they will obtain debtor in possession financing during the Chapter 11 proceedings.

The Company’s business plan will focus on network adjustments, managing the cost structure and managing capacity.  The Company’s plans include making continued capacity and route adjustments

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

designed to improve profitability and has terminated its regional partner agreement with Republic Airlines.  The Company is also addressing liquidity needs by instituting plans for all or some of the following; the sale of aircraft, sales and leaseback transactions for aircraft, termination of lease agreements; and rejection and/or renegotiation of contracts.  The Company’s plan also includes the implementation of significant cost saving strategies, including workforce reductions and temporary wage and benefit concessions.

2.                          Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company provides air transportation for passengers and freight through its wholly-owned subsidiaries.  On April 3, 2006, Frontier Airlines, Inc. (“Airlines”) completed its corporate reorganization (the “Reorganization”) and as a result, Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, Inc., a Delaware corporation.  Airlines was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994.  In September 2006, the Company formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”).  The Company, in conjunction with its regional jet partner, currently operates routes linking from its Denver, Colorado hub to 59 destinations including Mexico, Canada and Costa Rica.  As of March 31, 2008, the Company operated a fleet of 49 Airbus A319 aircraft, 11 Airbus A318 aircraft, two Airbus A320 aircraft, 11 Embraer 170 aircraft (operated by Republic Airlines, Inc. through June 22, 2008) and ten Bombardier Q400 aircraft (operated by Lynx Aviation) from its base in Denver, and had approximately 6,200 employees.

Lynx Aviation

Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The purchase agreement was assumed by Lynx Aviation and Lynx Aviation took title of the first ten aircraft deliveries which were purchased during the year ended March 31, 2008.  During the year ended March 31, 2008, Lynx Aviation completed five sale-leaseback transactions on these aircraft. The aircraft are operated by Lynx Aviation under a separate operating certificate. Lynx Aviation may exercise its option to purchase the option aircraft no later than 12 months prior to the first day of the month of the scheduled delivery date.

Lynx Aviation has entered into a capacity purchase agreement with Frontier, effective December 7, 2007, whereby Frontier pays Lynx Aviation a contractual amount for the purchased capacity regardless of the revenue collected on those flights.  The amount paid to Lynx Aviation is based on operating expenses plus a margin.  The payments made under this agreement are eliminated in consolidation, and the passenger revenues generated by Lynx Aviation are included in passenger revenues in the consolidated statements of operations.  Payments made under the capacity purchase agreement during the year ended March 31, 2008 were $14,045,000.   See Note 19 for operating segment information which includes the presentation of our operating segments and with how their operations impact the overall network and profitability.

Regional Partners

The Company’s agreement with Republic Airlines, Inc. (“Republic”), which commenced in January 2007, under which Republic operated up to 17 76-seat Embraer 170 aircraft, terminated in June 2008.  The contract was for an 11-year period from the in-service date of the last aircraft, which was scheduled for December 2008.  The service began on March 4, 2007 and replaced all CRJ 700 aircraft operated by Horizon Air Industries, Inc. (“Horizon”).  The contract with Horizon expired on return of the last aircraft in November 2007.  Frontier established the scheduling, routes and pricing of the flights operated under the

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Republic agreement. The Company compensated Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses.  The agreement provided for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned.  In April 2008, as part of the bankruptcy proceeding, the Company reached a mutual agreement on the terms under which Frontier would reject the agreement for a structured reduction and gradual phase-out of 12 delivered aircraft, which was completed on June 22, 2008.

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

In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that each agreement with the Regional Partners contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to Regional Partners on a gross basis.  Revenues for jointly served routes are pro-rated to the segment operated by the Regional Partners based on miles flown and are included in passenger revenues.  Expenses directly related to the flights flown by the Regional Partners are included in operating expenses — regional partners.  The Company allocates indirect expenses between mainline and Regional Partners operations by using Regional Partners departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers cash and short-term cash investments with an original maturity of three months or less to be cash equivalents.

Short-term cash investments consist of the following: (a) bond money market funds and commercial paper with maturities of less than three months, classified as held-to-maturity and are carried at amortized cost

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

which approximates fair value and (b) money market funds with maturities of less than three months, classified as available for sale securities and stated at fair value.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  Interest income is recognized when earned. There were no unrealized gains or losses on these investments for the years ended March 31, 2008, 2007 and 2006.

Investments Securities

Investment securities consist of auction rate securities with auction reset periods less than 12 months, classified as available-for-sale securities and stated at fair value.

Restricted Investments

Restricted investments primarily relate to funds held by companies which process credit card sale transactions and credit card processors are invested in money market accounts.  They also include certificates of deposit that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities.  Restricted investments are carried at cost, which management believes approximates fair value.  Maturities are for one year or less and the Company intends to hold restricted investments until maturity.

The Company  has a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions.  As of March 31, 2008, that amount totaled $54,500,000.  In June 2008 the Company reached a revised agreement with this bankcard processor that requires adjustments to the reserve account on a monthly basis based on current and projected air traffic liability associated with these estimated bankcard transactions.  As of June 20, 2008, this agreement results in an increase to the holdback to approximately $61,940,000. The Company and the creditors committee continue to negotiate the terms of the revised agreement.  In addition, a credit card company began a holdback during the fiscal year ending March 31, 2008 which totaled $15,500,000 at March 31, 2008.  As of June 20, 2008, the requirements resulted in an increase to $22,655,000 for this credit card company.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Valuation and Qualifying Accounts

The following table summarizes the Company’s valuation and qualifying accounts as of March 31, 2008, 2007, and 2006, and the associated activity for the years then ended.

	Allowance for	Allowance for
	Doubtful Accounts	Inventory
	(In thousands)	(In thousands)
Balance at March 31, 2005	$927	$3,973

Additional provisions	579	169
Deductions (1)	(245)	(165)
Transfer to assets held for sale	—	(3,599)
Balance at March 31, 2006	$1,261	$378

Additional provisions	400	159
Deductions (1)	(1,029)	—
Transfer to assets held for sale	—	(208)
Balance at March 31, 2007	632	$329

Additional provisions	636	161
Deductions (1)	(868)
Balance at March 31, 2008	$400	$490

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

Property and Equipment

Property and equipment are carried at cost.  Major additions, betterments and renewals are capitalized.  Depreciation is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Description	Lives
Aircraft:
Airbus A318, A319 & A320	25 years
Bombardier Q400	20 years
Aircraft spare parts	10 years
Improvements to leased aircraft	Shorter of the life of improvements or term of lease
Capitalized software	3 to 5 years
Ground property; equipment and leasehold improvements	3 to 5 years or term of lease, which ever is less

Residual values for aircraft are at 25% of the aircraft cost and 10% for aircraft spare parts.  In estimating useful lives and residual values of our aircraft, the Company relies upon estimates from industry experts as well as their anticipated utilization of the aircraft.

Manufacturers’ and Lessor Credits:  The Company receives credits in connection with its purchase and lease of aircraft for engines, auxiliary power units and other rotable parts.  These credits are deferred until the aircraft, engines, auxiliary power units and other rotable parts are delivered and then applied as a reduction of the cost of the related equipment.  The Company also receives credits in connection with certain aircraft lease agreements.  These credits are recognized as a credit to lease expense over the lease term.

Deferred Loan Fees

Deferred loan fees are deferred and amortized over the term of the related debt obligation.

Fair Value of Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk.  The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of March 31, 2008 and 2007 with the exception of its fixed rate loans and investment securities.

The estimated fair value of the Company’s fixed rate loans (which is based on current rates available to the Company for debt of the same remaining maturity), and the estimated fair value of the Company’s convertible bonds (which is based on the last available trading price as of March 31, 2008), was approximately $120,154,000 as compared to the carrying amount of $171,338,000 at March 31, 2008. The estimated fair value of the Company’s fixed rate loans (which is based on current rates available to the Company for debt of the same remaining maturity), and the estimated fair value of the Company’s convertible bonds (which is based on the last available trading price as of March 31, 2007) was approximately $119,923,000 as compared to the carrying amount of $126,314,000 at March 31, 2007.

At March 31, 2008, the fair values of the auction rate securities (“ARS”), all of which are collateralized by student loan portfolios and are guaranteed by the United States Government, were estimated through discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

issuer. Beginning in February 2008, the auctions for most of the Company’s holdings in ARS were unsuccessful, resulting in the Company continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market for the year ended March 31, 2008, the Company recorded an unrealized loss on our ARS of $299,000, which is reflected in accumulated other comprehensive loss in the consolidated balance sheet.  In addition to adjusting the carrying value of its ARS, if the assessment of the valuation adjustment in future periods is other than temporary, the Company would record an impairment charge through the Statement of Operations.

Revenue Recognition

Passenger tickets - Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees.  Revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.  Included in passenger revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change fees are collected from the passenger as they are a separate transaction that occurs subsequent to the date of the original ticket sale.

Taxes and Fees – The Company is required to charge certain taxes and fees on passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which the Company has an obligation to act as a collection agent.  Because the Company is not entitled to retain these taxes and fees, such amounts are not included in passenger revenue.  The Company records a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

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

Effective January 1, 2003, the Company entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for the Company’s owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes the Company from using another third party for such services during the term.  For owned aircraft, this agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The costs under this agreement for our

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

purchased aircraft for the years ended March 31, 2008, 2007 and 2006 were approximately $9,890,000, $6,374,000 and $3,545,000, respectively.  Any unplanned maintenance expenses not otherwise covered by reserves are paid by the Company.  For leased aircraft that are covered by the agreement, the Company does not make the flight hour payments to GE under the agreement; instead the Company makes engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements.  At the time a leased engine makes a scheduled maintenance shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.  To the extent actual maintenance expenses incurred exceed these reserves, the Company is required to pay these amounts.

Advertising Costs

The Company expenses the costs of advertising as promotion and sales expense in the year incurred.  Advertising expense was $10,114,000, $12,904,000 and $9,588,000 for the years ended March 31, 2008, 2007 and 2006, and the amount of expense recognized related to advertising barter transactions were $2,113,000, $3,814,000, and $2,104,000, respectively.  During the years ended March 31, 2008, 2007 and 2006, the amount of revenue recognized related to advertising barter transactions was $1,128,000, $2,463,000, and $1,511,000, respectively.  Prepaid barter expenses as of March 31, 2008 and 2007 were $721,000 and $1,038,000, respectively.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses and tax credit carryforwards.  A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.  The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.  Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109.

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

Customer Loyalty Program

The Company offers EarlyReturns, a frequent flyer program to encourage travel on its airline and customer loyalty.  The Company accounts for the EarlyReturns program under the incremental cost method whereby

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

travel awards are valued at the incremental cost of carrying one passenger based on members that have obtained earned a travel award.  Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance, and ticketing costs.  The incremental costs do not include allocations of overhead expenses, salaries, aircraft cost or flight profit or losses. The Company records a liability for mileage earned by participants who have reached the level to become eligible for a free travel award.  The liability includes awards based on the number of complete free travel awards accumulated in a participant account and excludes any obligation for partial awards.  The Company does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to us is negligible.

As of March 31, 2008 and 2007, the Company estimated that approximately 472,000 and 324,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 15,000-mile free round-trip domestic ticket award threshold.  As of March 31, 2008 and 2007, the Company had recorded a liability of approximately $10,059,000 and $4,249,000, respectively, for these rewards.  The increase in the liability is primarily related to the increase in the incremental cost of carriage which is significantly impacted by fuel price fluctuations.

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

The Company accounts for all fees received under the co-branded credit card program by allocating the fees between the portion that represents the estimated value of the subsequent travel award to be provided, and the portion which represents a marketing fee to cover marketing and other related costs to administer the program.  This latter portion (referred to as the marketing component) represents the residual after determination of the value of the travel component.  The component representing travel is determined by reference to an equivalent restricted fare, which is used as a proxy for the value of travel of a frequent flyer mileage award. The travel component is deferred and recognized as revenue over the estimated usage period of the frequent flyer mileage awards of 20 months.  The Company has estimated the period over which the frequent flier mileage awards will be used based on the usage period history of the frequent flier mileage awards. The Company records the marketing component of the revenue earned under this agreement as other revenue in the month received.

For the year ended March 31, 2008, the Company received total fees of $44,369,000.  Of that amount, $25,545,000 was initially deferred as the travel component, and the remaining marketing component of $18,824,000 was recognized as other revenue.  For the year ended March 31, 2007, the Company received total fees of $36,917,000 under the credit card agreement.  Of that amount, $25,219,000 was deferred as the travel component, and the remaining marketing component of $11,698,000 was recognized as other revenue.  For the year ended March 31, 2006, the Company received total fees of $24,986,000.  Of that amount, $19,686,000 was deferred as the travel component, and the remaining marketing component of

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

$5,300,000 was recognized as other revenue.  Amortization of deferred revenue recognized in earnings during the years ended March 31, 2008, 2007 and 2006 was $24,789,000, $20,158,000 and $11,059,000, respectively.

Supplemental Disclosure of Cash Flow Information

Cash Paid During the Year for:

	2008	2007	2006
	(In thousands)
Interest	$34,197	$28,047	$18,911
Taxes	$91	$176	$7

Interest incurred during the year ended March 31, 2008 was $39,062,000, of which $2,618,000 was capitalized.  Interest incurred during the year ended March 31, 2007 was $31,948,000, of which $2,050,000 was capitalized.

Non-Cash Items:

Application of Pre-Delivery Payments - In the years ended March 31, 2008, 2007 and 2006, the Company applied pre-delivery payments of $67,023,000, $34,946,000 and $19,513,000, respectively, towards the purchase price of aircraft and LiveTV equipment.

LiveTV Hardware Agreement - During the year ended March 31, 2008, the Company sold LiveTV equipment of $14,668,000 in exchange for a note receivable (see Note 5).  The Company also had a non-cash charge of $1,900,000 for the difference between the net present value of the of the purchase price and the net book value of the equipment sold.

Impairment of Available for Sale Securities - During the year ended March 31, 2008, the Company wrote-down the fair value of available-for-sale securities by $299,000, which is reflected in other comprehensive loss.

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

Accounting for Long-Lived Assets.

In accounting for long-lived assets, the Company makes estimates about the expected useful lives, projected residual values and the potential for impairment.  In estimating useful lives and residual values of the aircraft, the Company has relied upon actual industry experience with the same or similar aircraft types and the anticipated utilization of the aircraft.  The Company’s long-lived assets are evaluated for impairment at least annually or when events and circumstances indicate that the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology.  The Company’s assets are all relatively new and aircraft are actively deployed in the

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Company’s route system.  The Company has recently sold aircraft in amounts that are in excess of their carrying values.  The Company has not identified any significant impairments related to long-lived assets at this time.

Self-Insurance

The Company is self-insured for the majority of the group health insurance costs, subject to specific retention levels.  The Company records its liability for health insurance claims based on its estimate of claims that have been incurred but not reported.

The Company is also self-insured for the majority of its workers’ compensation cost.  The liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis, up to a maximum stop loss coverage.  The Company engaged a specialist to assist in evaluating estimates of reserves for claims.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations (“SFAS 123(R)”), to account for stock-based compensation using the modified prospective transition method and therefore did not restate prior period results.  SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to both (1) unvested awards under the Company’s 2004 Equity Incentive Plan (“2004 Plan”) outstanding as of March 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) any new share-based awards granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is commensurate with the vesting term. The Company’s options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method.

New Accounting Standards Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has considered the impact of adopting FAS 157 and does not believe it will result in a material cumulative effect adjustment on the consolidated financial statements when adopted on April 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This standard permits companies to choose to measure many financial instruments and certain other items at fair value, following the

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

provisions of FAS 157. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“FAS 161”). This standard enhances required disclosures regarding derivatives and hedging activities to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  Requirements under FAS 161 include disclosure of the objectives for using derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of credit risk related features, and cross-referencing within the footnotes of derivative-related information.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company expects to comply with the disclosure provision of adopting FAS 161 upon adoption.

3.         Derivative Instruments

Fuel Hedging

The Company’s operations are inherently dependent upon the price of and availability of aircraft fuel.  In November 2002, the Company initiated a fuel hedging program using a variety of financial derivative instruments.  These fuel hedges do not qualify for hedge accounting under SFAS 133, and, as such, realized and non-cash marks to market adjustments are included in aircraft fuel expense.

The results of operations for the year ended March 31, 2008, 2007 and 2006 include non-cash mark to market derivative gains/(losses) of $1,847,000, $12,753,000 and $(2,163,000), respectively. Cash settlements for fuel derivatives contracts settled during the years ended March 31, 2008, 2007 and 2006 were receipts of $30,740,000, payments of $3,925,000 and receipts of $5,338,000, respectively.

Due to the Company’s Chapter 11 filings, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in May 2008 and subsequently settled for cash proceeds of $23,409,000.  Our statement of operations in 2008 included a reduction of fuel expense of $30,740,000 as a result of our cash settlements and $1,847,000 in non-cash mark to market derivative gains from our fuel hedging contracts, that are not expected to reoccur in the Company’s fiscal year ended March 31, 2009.  Additionally, the price for fuel has risen from the average price during the fiscal year ended March 31, 2008 of $2.45 per gallon to $4.22 as of June 23, 2008.

The following table summarizes the components of aircraft fuel expense for the years ended March 31, 2008, 2007 and 2006:

	Year Ended March 31
	2008	2007	2006
	(In thousands)
Aircraft fuel expense – mainline and Lynx Aviation	$454,822	$343,082	$281,906
Aircraft fuel expense – included in regional partners	51,817	33,163	31,713
Total system-wide fuel expense	506,639	376,245	313,619
Changes in fair value and settlement of fuel hedge contracts	32,587	8,828	3,175
Total raw aircraft fuel expense	$539,226	$385,073	$316,794

The Company entered into the following swap and collar agreements outstanding at March 31, 2008 and 2007, which had fair values resulting in assets of $15,576,000 and $13,729,000, respectively:

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

March 31, 2008:

Date	Product*	Notional volume** (barrels per month)	Period covered	Price (per gallon or barrel)
November 2007	Jet A Crack Spread Swaps	87,000	January 1, 2008 - March 31, 2008	Swap priced at $19.30 per barrel

November 2007	Jet A Crack Spread Swaps	176,000	April 1, 2008 - June, 30,2008	Swap priced at $17.80 per barrel

November 2007	Jet A Crack Spread Swaps	186,000	July 1, 2008-September 30, 2008	Swap priced at 18.95 per barrel

January 2008	Crude Oil	106,000	April 1, 2008 - June, 30,2008	Three way collar with a call of $90.00 per barrel (capped at $105.00) and a put of $85.50

January 2008	Crude Oil	111,000	July 1, 2008-September 30, 2008	Three way collar with a call of $89.00 per barrel (capped at $104.00) and a put of $82.95

January 2008	Crude Oil	103,000	October 1, 2008 - December 31, 2008	Three way collar with a call of $88.00 per barrel (capped at $103.00) and a put of $80.70

January 2008	Crude Oil	102,000	January 1, 2009 - March 31, 2009	Three way collar with a call of $87.00 per barrel (capped at $102.00) and a put of $79.05

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

March 31, 2007:

Date	Product*	Notional volume** (barrels per month)	Period covered	Price (per gallon or barrel)
January 2007	Jet A	100,000	April 1, 2007 - June, 30,2007	$1.817 per gallon, with a floating price

January 2007	Crude Oil	40,000	July 1, 2007-September 30, 2007	$64.70 per barrel cap, with a floor of $59.15

January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$65.90 per barrel cap, with a floor of $59.90

January 2007	Crude Oil	80,000	April 1, 2007 - June, 30, 2007	$59.30 per barrel cap, with a floor of $49.30

January 2007	Crude Oil	80,000	July 1, 2007-September 30, 2007	$60.75 per barrel cap, with a floor of $50.45

January 2007	Crude Oil	80,000	October 1, 2007 - December 31, 2007	$62.00 per barrel cap, with a floor of $51.10

January 2007	Crude Oil	80,000	January 1, 2008 - March 31, 2008	$62.60 per barrel cap, with a floor of $52.10

*

Jet A is Gulf Coast Jet A fuel. Crude oil is West Texas Intermediate crude oil. Jet A Crack spread swaps are hedges in which the Company has hedged the difference between Gulf Cost Jet A fuel costs and the West Texas Intermediate crude oil costs.

**	One barrel is equal to 42 gallons.

4.         Assets Held For Sale

In April 2005, the Company retired its remaining Boeing aircraft and has classified all remaining Boeing aircraft rotable spare parts and expendable inventories as “assets held for sale.”  As such, these assets have been valued at the lower of the carrying amount or the estimated market value less selling costs.

In August 2004, the Company began selling Boeing spare parts and entered into agreements with two vendors to sell these parts on a consignment basis.  The Company monitors resale values for Boeing parts quarterly using estimates obtained from outside vendors.  During the year ended March 31, 2005, the Company recorded total impairments on Boeing rotable spare parts and expendable inventories of $5,123,000 due to declines in the resale values of these parts.  Based on the current market prices and recent sales history, the Company has determined that there is currently no additional impairment required for the Boeing rotable spare parts and expendable inventories for the years ending March 31, 2008 and 2007.  During the years ended March 31, 2008 and 2007, the Company realized net gains of $429,000 and $1,203,000, respectively, on the sale of these assets.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

5.         Live TV

In January 2008, the Company entered into two separate agreements with LiveTV LLC (“LiveTV”): an In-Flight Entertainment System Hardware Agreement (“Hardware Agreement”); and an In-Flight Entertainment System Services Agreement (“Service Agreement”) which replaced the existing LiveTV agreement in place.  Under the Hardware Agreement, the Company sold all of its purchased in-seat video entertainment systems to LiveTV in exchange for a note receivable payable to the Company over the lesser of the remaining useful life of the aircraft in which the equipment was installed or 12 years.  The Company recognized a loss on the sale of the equipment of $1,900,000 for the difference between the net present value of the purchase price of the equipment sold and its net book value.

The Services Agreement provides the Company’s customers with in-seat video entertainment and LiveTV retains all access fee revenues under the agreement, subject to certain quarterly minimum revenue guarantees if certain usage percentage thresholds are not met.  As such, as of January 2008, the Company no longer records revenue for LiveTV and pay-per movies or pays monthly service fees, and only records expenses for services in which the Company provided the service free to the customer. To the extent usage thresholds are not met, the quarterly minimum revenue guarantee is payable for the difference between achieved revenue and the quarterly minimum.

6.         Property and Equipment, Net

At March 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007
	(in thousands)
Aircraft, spare aircraft parts, and improvements to leased aircraft	$942,162	$667,364
Ground property, equipment and leasehold improvements	55,176	42,301
Computer software	17,280	10,234
Construction in progress	4,548	5,191
	1,019,166	725,090
Less accumulated depreciation	(148,722)	(119,959)

Property and equipment, net	$870,444	$605,131

Property and equipment includes capitalized interest of $2,864,000 and $1,970,000 at March 31, 2008 and March 31 2007, respectively.

During the year ended March 31, 2008, the Company recorded additional depreciation expense of $3,339,000 related to a change in estimate of the useful life of its aircraft seats due to the implementation of a program to replace its Airbus seats with new leather seats which was completed in May 2008.

In December 2007, the Company executed sale-lease back transactions on five Bombardier Q400 aircraft.  The gain on the sale-lease back transactions was $801,000, which was deferred over the new lease terms of 15 years.  In June 2006, the Company completed a sale-leaseback transaction for an Airbus 319 that resulted in a gain of $733,000. This gain was deferred and is being amortized over the 12-year lease term.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Sale of Aircraft

In March 2008 the Company signed a letter of intent for the sale of four aircraft.  In May 2008, the Company sold two Airbus A319 aircraft for proceeds of $59,000,000, with total net book values of $52,116,000. This resulted in retirement of debt of $33,754,000 related to the mortgage on the sold aircraft and a book gain of $9,200,000 on the transactions.  The Company plans to sell the remaining two Airbus A318 aircraft in August 2008 with net book values estimated to be $44,800,000.  The Company also plans to sell or return to lessors another seven aircraft starting in September through November 2008.  These assets have not been classified as assets held for sale on the balance sheet due to the fact that these assets are still held and used in the Company’s operations.

7.         Deferred Revenue and Other Liabilities

At March 31, 2008 and March 31, 2007, deferred revenue and other liabilities consisted of the following:

	2008	2007
	(in thousands)
Deferred revenue primarily related to co-branded credit card	$24,472	$19,047
Deferred rent	17,489	18,861
Other	627	630

Total deferred revenue and other liabilities	42,588	38,538
Less: current portion	(18,189)	(16,400)
	$24,399	$22,138

8.         Other Accrued Expenses

At March 31, 2008 and March 31, 2007, other accrued expenses consisted of the following:

	2008	2007
	(In thousands)
Accrued salaries and benefits	$37,456	$42,616
Federal excise and other passenger taxes payable	30,298	26,914
Property tax payable and income taxes payable	3,801	2,593
Other	12,503	8,201

Total other accrued expenses	$84,058	$80,324

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

9.         Lease Commitments

Aircraft Leases

At March 31, 2008 and 2007, the Company operated 43 and 38 leased aircraft, respectively, which are accounted for under operating lease agreements with initial terms of 12-15 years.   Security deposits related to leased aircraft and future leased aircraft deliveries at March 31, 2008 and 2007 totaled $23,090,000 and $18,205,000, respectively, and are reported in the consolidated balance sheets in security and other deposits.

In addition to scheduled future minimum lease payments, the Company is required to make supplemental payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These supplemental payments are based on the number of flight hours flown and/or flight departures and are included in maintenance expense. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property.  To the extent these reserves are not used for major maintenance during the lease terms, excess supplemental payments are forfeited to the aircraft lessors after termination of the lease.  Additionally, to the extent actual maintenance expenses incurred exceed these reserves, the Company is required to pay these amounts. During the years ended March 31, 2008, 2007 and 2006, supplemental payments were $27,583,000, $26,187,000 and $24,933,000, respectively.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment.  The Company also leases certain airport gate facilities on a month-to-month basis.  Amounts for leases that are on a month-to-month basis are not included as an obligation in the table below.  The table also excludes lease payments for a new headquarter building which was terminated during the bankruptcy process in May 2008.

At March 31, 2008, commitments under non-cancelable operating leases (excluding aircraft supplemental payment requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total
	(In thousands)
Fiscal year ending:
2009	$127,030	$30,214	$157,244
2010	119,678	26,472	146,150
2011	119,678	9,785	129,463
2012	119,678	7,581	127,259
2013	119,678	6,370	126,048
Thereafter	437,594	12,632	450,226

Total minimum lease payments	$1,043,336	$93,054	$1,136,390

Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 2008, 2007 and 2006 was $172,321,000, $159,206,000, and $138,911,000, respectively.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

In April 2008, the Company reached a mutual agreement on the terms under which the Company would reject the contract with Republic.  The table above has been updated to reflect payments of $7,600,000 under the contract through the wind-down period which ended in mid-June 2008.

For leases that contain escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability.

10.      Employee Separation and Exit Costs

In December 2007, the Company announced that it was reducing its indirect labor work force by 10 percent.  The jobs eliminated were corporate jobs not directly related to flight operations and resulted in a severance accrual of $442,000.  The Company will make the remaining cash payments through June 30, 2008.

During the year ended March 31, 2006, the Company ceased using three of its Boeing 737-300 leased aircraft with original lease termination dates in June 2005, August 2005 and May 2006.  The Company negotiated an early return and one-time payment for the one aircraft with an original lease termination date of May 2006.  This resulted in a charge of $3,312,000, representing the estimated fair value of the remaining lease payments and a negotiated one-time termination payment.  Also, during the year ended March 31, 2006, the Company also recorded $102,000 of facility lease exit costs related to a property in which a sublease was not obtained in a period originally estimated for an airport exited in fiscal year 2005.  These charges are reported in the consolidated statements of operations as employee separation and exit costs.

A summary of the activity charged to the severance and lease termination liabilities is as follows:

	Employee Separation	Exit Costs	Total
	(In thousands)
Balance, March 31, 2006	$—	$210	$210
Lease payments	—	(153)	(153)
Reversals	—	(57)	(57)
Balance, March 31, 2007	$—	$—	$—

Accrual	442	—	442
Payments	(370)	—	(370)
Balance, March 31, 2008	$72	$—	$72

In June 2008, the Company announced capacity reductions of approximately 17%, in which the Company anticipates it will incur significant employee separation costs associated with a proportional reduction in force.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

11.      Long-Term Debt and Short-Term Borrowings

Long-term debt and short-term borrowings at March 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)

Convertible Notes, fixed interest rate of 5.0% (1)	$92,000	$92,000

Credit Facility (2)	3,000	—

Debt Secured by Aircraft:
Aircraft notes payable, fixed interest rates with a 6.55% and 6.62% weighted average interest rate at March 31, 2008 and 2007 (3)	79,338	34,314
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 4.59% and 7.18% at March 31, 2008 and March 31, 2007, respectively (4)	484,601	348,426
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 8.06% and 8.38% at March 31, 2008 and March 31, 2007, respectively (5)	3,379	4,015
Aircraft pre-delivery deposit financing, variable interest rate based on LIBOR plus a margin, with a rate of 5.38% at March 31, 2008 (6)	3,139	—

Total Debt	665,457	478,755
Less: current maturities	(38,232)	(26,847)
Less: short-term borrowings	(3,139)	—
Long-Term debt	$624,086	$451,908

Maturities of long-term debt, including balloon payments, are based on the contractual terms of the obligation as follows (In thousands):

Fiscal Year Ending:
2009	$41,283
2010	43,453
2011	42,898
2012	62,662
2013	43,642
Thereafter	431,519

$665,457

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

(1)       Convertible Notes due 2025

On December 7, 2005, the Company completed the sale of $92,000,000 aggregate principal amount of 5.0% Convertible Notes due 2025 (“Convertible Notes”) in a public offering pursuant to the Company’s shelf registration statement.  Interest is payable semi-annually and began on June 15, 2006.  The Convertible Notes are unsecured and rank effectively junior in right of payment to existing and future secured debt, including the Company’s Credit Facility and aircraft notes.  At any time on or after December 20, 2010, the Company may redeem any of the Convertible Notes for cash at a redemption price of 100% of the principal amount plus accrued interest.  Holders may require the Company to repurchase the Convertible Notes for cash at a repurchase price of 100% of the principal amount plus accrued interest on December 15, 2010, 2015 and 2020. The Convertible Notes were transferred to Frontier Airlines Holdings, Inc. on April 3, 2006 when the Company completed its corporate reorganization.

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

The Company incurred and capitalized $3,241,000 in fees in connection with the sale of the Convertible Notes, which are included in deferred loan fees and other assets.  The debt issuance costs have been amortized using the effective interest rate method over the shortest period in which the note holders may require the Company to repurchase the notes, which is five-years.

(2)       Credit Facility

In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to support letters of credit and for general corporate purposes. The initial Credit Facility was renewed for another period ending July 2009.  Under this facility, the Company may borrow the lesser of $20,000,000 (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts.  The amount available for letters of credit is equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility is based on a designated rate plus a margin.  In addition, there is a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount.  The Credit Facility contains a covenant that will not permit the Company to maintain an unrestricted cash and cash equivalent position of less than $90,000,000, with a 30-day cure period. The amount available for borrowings under the Credit Facility based on a percentage of the current market value of the pledged eligible spare parts at March 31, 2008 was $18,187,000.  The Company has reduced the amount available for borrowings by letters of credit issued of $14,560,000 and short-term borrowings of $3,000,000.  The amount available for borrowings under the Credit Facility based on the current market value of the pledged eligible spare parts at March 31, 2007 was $16,500,000, which was reduced by letters of credit issued of $11,300,000.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

(3)       Secured Aircraft Notes payable – fixed interest rates

During the year ended March 31, 2002, the Company entered into a credit agreement for the purchase of three Airbus aircraft.  During the year ended March 31, 2003, the Company entered into a sale-leaseback transaction for one of these purchased aircraft and repaid the loan with the proceeds of the sale.   The two remaining aircraft loans have a term of 10 years and are payable in equal fixed monthly installments, including interest, payable in arrears.  The remaining loans require monthly principal and interest payments of $218,000 and $215,000, respectively, bear interest with rates of 6.71% and 6.54%, with maturities in May and August 2011, at which time a balloon payment totaling $10,200,000 is due with respect to each loan.

During the year ended March 31, 2008, the Company borrowed $48,326,000 for the purchase of three Bombardier Q400 aircraft.  These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR. A security interest in the aircraft secures the loan.

(4)       Secured Aircraft Notes payable – variable interest rates

During the years ended March 31, 2003 through March 31, 2008, the Company borrowed $549,503,000 for the purchase of 22 Airbus aircraft.  These senior loans have terms of 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR.  At the end of the term, there are balloon payments for each of these loans.  A security interest in the aircraft secures the loans.

During the year ended March 31, 2008, the Company borrowed $32,346,000 for the purchase of two Bombardier Q400 aircraft. These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR.  A security interest in the aircraft secures these loans.  Also, during the year ended March 31, 2008, the Company borrowed $80,188,000 for the purchase of five Bombardier Q400 aircraft which were subsequently sold in a sale-lease back transaction for a gain of $801,000.  The gain was deferred and is being amortized over the term of the associated leases of 15 years.

(5)       Junior Secured Aircraft Notes payable – variable interest rates

During the year ended March 31, 2006, the Company borrowed $4,900,000 for the purchase of an Airbus aircraft.  This junior loan has a seven-year term with quarterly installments currently of $250,000.

(6)       Pre-Delivery Deposit Financing

In November 2007, the Company entered into a pre-delivery deposit facility (“PDP Facility”) for the purpose of financing obligations to make pre-delivery payments on eight A320 aircraft.  The PDP Facility allows the Company to draw amounts up to $22,200,000  for aircraft deliveries through August 2010. As of March 31, 2008, the Company had $3,139,000 outstanding under the PDP Facility for A320 aircraft delivery scheduled for February 2009. As such, the amount outstanding is classified as a short-term borrowing on the consolidated balance sheet.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Other Revolving Facility and Letters of Credit

In July 2005, the Company entered into an agreement with a financial institution for a $5,000,000 revolving line of credit that allows the Company to issue letters of credit up to $3,500,000.  In June 2006, the revolving letter of credit was increased to $5,750,000 and it now permits us to issue letters of credit up to $5,000,000 and matured in June 2008. As of March 31, 2008, the Company has utilized $4,534,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.  A cash compensating balance of $2,750,000 was required to be maintained and to secure the letters of credit, as of March 31, 2008 and 2007, which has been classified as a restricted investment on the consolidated balance sheets.

In June 2008, the Company entered into a stipulation with the financial institution, which was approved by the bankruptcy court, and which resulted in the financial institution releasing its liens on the Company’s working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The amount of cash collateral required was for full cash collateralization of letters of credit outstanding, less the $2,750,000 already cash secured.

Sale-Lease Back Transactions and Loss on Early Extinguishment of Debt

During the year ended March 31, 2008, the Company executed sale-lease back transactions on five Bombardier Q400 aircraft loans.  The gains on the sale-lease back transactions totaled $801,000, which was deferred over the new lease terms of 15 years.  Also, prior to the sale-leaseback transactions, the Company paid off interim loans on the Bombardier Q400 aircraft and wrote-off $283,000 of debt issuance fees and recorded this as a loss on early extinguishment of debt in the consolidated statement of operations.

Debt covenants

As of March 31, 2008, the Company was in compliance with their debt covenants, however, the Company’s Chapter 11 filing triggered default provisions in its debt and lease agreements.  Payment defaults have been cured as of June 9, 2008 for all debt secured by aircraft.

12.      Income Taxes

Income tax expense (benefit) for the years ended March 31, 2008, 2007, and 2006 is presented below:

	Current	Deferred	Total
	(In thousands)
Year ended March 31, 2008:
U.S. federal	$—	$—	$—
State and local	(101)	—	(101)
	$(101)	$—	$(101)

Year ended March 31, 2007:
U.S. federal	$—	$(4,177)	$(4,177)
State and local	257	(706)	(449)
	$257	$(4,883)	$(4,626)

Year ended March 31, 2006:
U.S. federal	$—	$(6,410)	$(6,410)
State and local	54	(141)	(87)
	$54	$(6,551)	$(6,497)

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The differences between the Company’s effective rate for income taxes and the federal statutory rate of 35% are shown in the following table:

	2008	2007	2006
	(In thousands)
Income tax benefit at the statutory rate	$(21,124)	$(8,749)	$(7,164)
State and local income tax, net of federal income tax benefit	(1,515)	(667)	(579)
State net operating loss adjustment	(219)	(63)	—
Valuation allowance	21,418	3,980	273
Nondeductible expenses	912	777	732
Adjustment to deferred taxes	456	(176)	76
Other, net	(29)	272	165
	$(101)	$(4,626)	$(6,497)

Effective tax rate	0.2%	18.5%	31.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at March 31, 2008 and 2007 are presented below:

	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$159,252	$121,618
Accrued vacation	5,230	4,058
Accrued workers compensation liability	2,259	2,704
Deferred rent	6,560	7,105
Provision recorded on inventory and impairments of fixed assets	1,806	1,657
Start-up/organizational costs, net	7,233	1,173
Stock-based compensation	558	214
Alternative minimum tax credit carryforward	1,758	1,757
Accruals	4,696	2,456
Deferred loan fees and other assets	2,000	208
Other	450	341
Deferred tax assets	191,802	143,291
Valuation allowance	(25,939)	(4,521)
Net deferred tax assets	165,863	138,770
Deferred tax liabilities:
Property and equipment	(158,688)	(132,367)
Prepaid commissions	(1,285)	(1,198)
Other	(5,890)	(5,205)
Total gross deferred tax liabilities	(165,863)	(138,770)

Net deferred tax liability	$—	$—

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

During the years ended March 31, 2008 and 2007, the Company recorded a valuation allowance against net deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company acquired a significant number of new aircraft over the past seven years in conjunction with their fleet transition plan.  New aircraft purchases are depreciated for tax purposes over seven years compared to book depreciation of 25 years, resulting in significant deferred tax liabilities that will reverse over their seven year tax life.  The net operating losses that have been generated over the past seven years are due in large part to the accelerated depreciation over a shorter useful lifes for tax purposes.  The Company expects their fleet acquisitions to be substantially complete by fiscal 2009.  Since the Company’s net operating losses do not begin to expire until 2023, the Company expects these net operating losses to be available in future periods when tax depreciation is at minimal levels, and taxable income is projected to exceed book income. Based upon the level of historical book losses, the Company established a valuation allowance during the year ended March 31, 2007 for the net deferred tax asset.   Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, and available tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of the deductible differences, net of the existing valuation allowances at March 31, 2008 and 2007.   The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company has included in the total valuation allowance, a valuation allowance for state net operating loss carryforwards expected to expire unused which totaled $1,343,000 and $583,000 at March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company had federal net operating loss carryforwards totaling $421,100,000, expiring as follows:  $45,600,000 in 2023, $58,900,000 in 2024, $92,300,000 in 2025, $51,800,000 in 2026 and $69,500,000 in 2027 and $103,000,000 estimated for 2008 which would expire in 2028.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties.  Under FIN 48 the impact of an uncertain tax position must be recognized in the financial statements if that position is more likely than not of being sustained upon audit by the relevant taxing authority.

The Company adopted the provisions of FIN 48 as of April 1, 2007.  At that time the Company did not have any material uncertain tax positions, as a result, there were no adjustments to the opening balance sheet retained earnings.  The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments will

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in interest expense and other non-operating income (expense), respectively, in our consolidated statement of operations.  For the year ended March 31, 2008 there was no interest expense or penalties related to uncertain tax positions.

The Company has unused U.S. federal and state NOLs for the years ended March 31, 2003 through March 31, 2008.  As such, these years remain subject to examination by the relevant taxing authorities.

The Bankruptcy Court entered a final order that restricts the trading on the common stock and debt interests in the Company.  The NOLs can be used to offset future taxable income, and thus are a valuable asset of the Company’s estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims, and restricts those transfers that may compromise the Company’s ability to use its NOLs.  However, if a change in ownership does occur, as defined in IRC Section 382, this could result in the need for an addition valuation allowance, which the Company expects would be material. As of March 31, 2008, the Company does not believe an ownership change has occurred.

13.      Stockholders’ Equity

Warrants and Stock Purchase Rights

In February 2003, the Company issued warrants to purchase 3,833,946 shares of common stock at $6.00 per share to the Air Transportation Stabilization Board (“ATSB”) and to two other guarantors which were exercisable immediately.  The warrants had an estimated fair value of $9,283,000 when issued and expire seven years after issuance. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. These warrants were subsequently repriced in September 2003 as a result of the Company’s secondary public offering and again in December 2005 as a result of the Company’s convertible debt offering to $5.87 per share.  In May 2006, the ATSB transferred the ownership of all its outstanding warrants to seven institutional investors. One other guarantor transferred ownership of its outstanding warrants in December 2003.

Treasury Stock and Unearned ESOP Shares

In March 2007, the Company purchased 300,000 shares of its common stock for $1,838,000.  These shares were purchased to fund the Company’s 2007 contribution to the Employee Stock Ownership Plan (“ESOP”). These shares were subsequently contributed to the ESOP.

14.      Equity Based Compensation Plans

On September 9, 2004, the shareholders of Frontier approved the 2004 Plan.  Frontier Holdings assumed all of the outstanding options and awards under the 2004 Plan effective upon the closing of the Reorganization.  The 2004 Plan, which includes stock options issued since 1994 under a previous equity incentive plan, allows the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights payable only in stock (“SARs”), and restricted stock units (“RSUs”), any or all of which may be made contingent upon the achievement of service or performance criteria.  Eligible participants

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

include members of the Company’s Board of Directors, all full-time director and officer level employees of the Company, and such other employees as may be identified by the Compensation Committee from time to time who are legally eligible to participate.  Subject to plan limits, the Compensation Committee has the discretionary authority to determine the size and timing of an award and the vesting requirements related to the award.  The 2004 Plan expires September 12, 2009.  The 2004 Plan allows up to a maximum of 2,500,000 shares for option grants and 500,000 shares for RSUs, subject to adjustment only to reflect stock splits and similar recapitalization events.  The Company issues new shares of common stock for stock option and SARs exercised and settlement of vested restricted units.  With certain exceptions, stock options and SARs issued under the 2004 Plan generally vest in equal installments over a five-year period from the date of grant and expire ten years from the grant date.  RSUs cliff vest on the third or fifth anniversary of the date of grant.  As of March 31, 2008, the Company had 1,560,000 shares available for future grants.

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

For the years ended March 31, 2008 and March 31, 2007, the Company recorded $1,069,000 and $845,000, respectively,  for stock options, stock appreciation rights and restricted stock units, net of estimated forfeitures. Unrecognized stock-based compensation expense related to unvested options and RSU awards outstanding as of March 31, 2008 was approximately $4,847,000, and will be recorded over the remaining vesting periods of one to five years. At March 31, 2008, the remaining weighted average recognition period for options and RSUs was 3.5 years and 3.2 years, respectively.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the years ended March 31, 2008 and March 31, 2007, the Company did not record any excess tax benefit generated from option exercises.

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

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The following table illustrates the effect on the net loss and loss per common share for the year ended March 31, 2006 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS 123:

2006
(In thousands, except per share amounts)
Net loss as reported	$(13,971)
Add: stock-based compensation expense included in reported net loss, net of tax	91
Less: total compensation expense determined under fair value method, net of tax	(533)
Pro forma net loss	$(14,413)

Loss per share, basic and diluted:
As reported	$(0.39)
Pro forma	$(0.40)

The table below summarizes the impact on the Company’s results of operations for the years ended March 31, 2008 and March 31, 2007 of outstanding SARs and RSUs issued under the 2004 Plan as recognized under the provisions of SFAS 123(R):

	2008	2007
	(In thousands)
Stock-based compensation expense:
Stock options and SARs	$667	$630
RSUs	402	215
Income tax benefit	—	(213)
Net increase to net loss	$1,069	$632

Increase to loss per share:
Basic and diluted	$0.03	$0.02

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

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

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

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for stock option and SAR grants issued during the years ended March 31, 2008, 2007 and 2006:

	2008	2007	2006

Assumptions:
Risk-free interest rate	4.43%	4.85%	4.06%
Dividend yield	0%	0%	0%
Volatility	60.38%	70.76%	74.41%
Expected life (years)	5	5	5

The per share weighted-average grant-date fair value of SARs granted during fiscal year 2008 was $3.10 using the above weighted-average assumptions.

A summary of the stock option and SARs activity and related information for the year ended March 31, 2008 is as follows:

		Weighted-
	Options	Average
	and	Exercise
	SARs	Price
Outstanding, March 31, 2007	2,414,593	$10.41
Granted	541,982	$5.81
Exercised	(17,500)	$2.33
Surrendered	(686,401)	$9.71
Outstanding, March 31, 2008	2,252,674	$9.58

Exercisable at end of period	1,798,259	$10.29

Exercise prices for options and SARs outstanding under the 2004 Plan as of March 31, 2008 ranged from $2.13 per share to $24.17 per share.  The weighted-average remaining contractual life of these equity awards is 3.8 years.  The aggregate intrinsic value of vested options and SARs was $9,000 as of March 31, 2008 and the intrinsic value of options exercised during the year ended March 31, 2008 was $57,000.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

A summary of the outstanding and exercisable options and SARs at March 31, 2008, segregated by exercise price ranges, is as follows:

			Weighted-
	Options		Average	Exercisable
	and	Weighted-	Remaining	Options	Weighted-
Exercise Price	SARs	Average	Contractual	and	Average
Range	Outstanding	Exercise Price	Life (in years)	SARs	Exercise Price

$2.13 - $5.42	500,820	$5.06	1.5	450,000	$5.04
$5.72 - $7.42	501,411	$6.30	6.7	182,779	$6.45
$7.43 - $10.06	451,143	$8.79	4.1	384,180	$8.76
$10.12 - $15.63	457,500	$12.07	3.4	439,500	$12.06
$15.75 - $24.17	341,800	$18.78	3.1	341,800	$18.78
	2,252,674	$9.59	3.8	1,798,259	$10.31

Restricted Stock Units

SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service condition.  The grant-date fair value of RSU awards are being expensed over the vesting period.  RSUs are classified as equity awards. As of March 31, 2008, the Company had outstanding RSUs with service conditions and vesting periods that range from three to five years.

A summary of the activity for RSUs for the twelve months ended March 31, 2008 is as follows:

	RSUs
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Market Value
Outstanding, March 31, 2007	194,946	$8.36
Granted	257,796	$5.86
Surrendered	(136,021)	$7.08
Released	(789)	$6.13
Outstanding, March 31, 2008	315,932	$6.88

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

15.      Retirement Plans

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

In March 2008, the Company issued and contributed 300,000 shares to the ESOP. In March 2007, the Company’s Board of Directors approved the purchase of 300,000 shares of its common stock.  These shares were used to fund the 2007 ESOP contribution, and the shares were contributed in April 2007. During the year ended March 31, 2006, the Company issued and contributed 400,000 shares to the ESOP.  Total Company contributions to the ESOP from inception total 3,187,000 shares, including the 300,000 shares contributed in March 2008.

The Company recognized compensation expense during the years ended March 31, 2008, 2007 and 2006 of $1,584,000, $2,564,000, and $2,969,000, respectively, related to its contributions to the ESOP.  Compensation expense under the ESOP is determined by multiplying the number of shares contributed by the fair market value of the shares on the date contributed, or the purchase price of the shares.  The fair value of the unearned ESOP shares contributed to the ESOP for the year ended March 31, 2008 was $822,000.  The fair value of the unearned ESOP shares on March 31, 2008 was $759,000.

Retirement Savings Plans

The Company has established a Retirement Savings Plan under section 401(k) of the Internal Revenue Code (“401(k) Plan”).  Participants may contribute from 1% to 60% of their pre-tax annual compensation up to the maximum amount allowed under the Internal Revenue Code.  Participants are immediately vested in their voluntary contributions.  The Company’s Board of Directors has elected to match 50% of participant contributions up to 10% of salaries from May 2000 through December 2007 for the participants of the 401(k) Plan.  During the years ended March 31, 2008, 2007, and 2006, the Company recognized compensation expense associated with the matching contributions to the 401(k) Plan totaling $6,036,000, $5,107,000, and $4,201,000, respectively.  Future matching contributions, if any, will be determined annually by the Board of Directors.  In order to receive the matching contribution, participants must be employed on the last day of the plan year.  Participants vest in employer contributions made to the 401(k) Plan based upon their years of service with the Company.  A year of service is a plan year during which a participant has at least 1,000 hours of service.  Vesting generally occurs at the rate of 20% per year,

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

beginning after the first year of service, so that a participant will be fully vested after five years of service.  Upon termination of employment with the Company, each participant will be entitled to receive the vested portion of his or her account balance.  The Company suspended the match effective June 1, 2008.

On March 2, 2007, the Company established the Frontier Airlines, Inc. Pilots Retirement Plan (“the FAPA Plan”) for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots’ Association. The FAPA Plan is a defined contribution retirement plan.  The Company contributes up to 6% of each eligible and active participant’s compensation.  Contributions begin after a pilot has reached two years of service and the contributions vest immediately.  Participants are entitled to begin receiving distributions of all vested amounts beginning at age 59 ½. During the years ended March 31, 2008 and 2007, the Company recognized compensation expense associated with the contributions to the FAPA Plan of $2,951,000 and $238,000, respectively.

Retirement Health Plans

In conjunction with the Company’s collective bargaining agreement with its pilots, retired pilots and their dependents, were entitled retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. (the “Retirement Health Plan”) until age 65.  On December 14, 2007, the Fair Treatment for Experienced Pilots Act (the “Pilots Act”) was enacted.  This act, increased the retirement age for commercial pilots to 65 from 60.  Pilots that have not reached age 60 will now be allowed to work for five more years, provided they pass regular medical and piloting exams.

Pursuant to the Company’s collective bargaining agreement with its pilots, if pilots are forced to retire due to FAA requirements, the retired pilots and their dependents could retain medical benefits under the terms and conditions of the Retirement Health Plan until age 65.  However, as a result of the Pilots Act, this retirement health benefit is no longer required. It is only required for pilots who reached mandatory retirement age prior to the effective date of the Pilots Act.

The Company recorded a one-time post-retirement liability curtailment gain of $6,361,000 to reflect the impact of the Pilots Act, which was a reduction in post-retirement liability for pilots who had not yet attained the age of 60.  A liability of $319,000 remains for the pilots who had previously reached the mandatory retirement age prior to the Pilots Act.

On March 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158.  SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the March 31, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.   The net adjustment to other comprehensive income at adoption was $36,000, ($22,000 net of tax) and represents the net unrecognized actuarial losses and unrecognized prior service costs.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The following table provides a reconciliation of the changes in the benefit obligations under the Retirement Health Plan for the years ended March 31, 2008 and 2007:

Reconciliation of benefit obligation:

	2008	2007
	(In thousands)
Obligation at beginning of period	$5,790	$5,130
Service cost	693	992
Interest cost	233	318
Benefits paid	—	(17)
Curtailment gain	(6,397)	—
Net actuarial gain	—	(633)
Obligation at end of period	$319	$5,790

The following is a statement of the funded status as of March 31, 2008 and 2007:

	2008	2007
	(In thousands)
Funded status	$(319)	$(5,790)
Unrecognized net actuarial loss	—	36
SFAS 158 adjustment	—	(36)
Accrued benefit liability	$(319)	$(5,790)

Net periodic benefit cost of the Retirement Health Plan for the years ended March 31, 2008, 2007 and 2006 include the following components.

	2008	2007	2006
	(In thousands)
Service cost	$693	$992	$954
Interest cost	233	318	271
Recognized net actuarial loss	—	11	61
Curtailment gain	(6,397)	—	—
Net periodic benefit cost (benefit)	$(5,471)	$1,321	$1,286

Certain other union employees are included in a multi-employer pension plan to which the Company makes contributions in accordance with the union contract.  Such contributions are made on a monthly basis in accordance with the requirements of the union contract.  Contributions to multi-employer pension plans were $614,000, $558,000 and $537,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

16.      Loss Per Share

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

During the years ended March 31, 2008 and 2007, interest on the convertible notes of $2,629,000 and $1,947,000, respectively, net of tax in 2007 and capitalized interest, and shares of 8,900,000 that would be issued upon assumed conversion of the convertible notes, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the years ended March 31, 2008, 2007 and 2006, the common stock equivalents of the weighted average options, SARS, RSUs, and warrants outstanding of 64,000, 830,000 and 1,884,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the years ended March 31, 2008, 2007 and 2007, the weighted average options, SARs, and RSUs outstanding of 2,533,000, 2,116,000 and 1,561,000, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

17.      Concentration of Credit Risk

The Company does not believe it is subject to any significant concentration of credit risk relating to receivables.  At March 31, 2008 and 2007, 45.4% and 63.9% of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, manufacturers’ credits and the Internal Revenue Service.  Receivables related to tickets sold are short-term, generally being settled shortly after sale or in the month following ticket usage.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

18.      Commitments and Contingencies

Legal Proceedings

As discussed above, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York and their cases are being jointly administered under Case No. 08-11298 (RDD). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation was stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business.

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

Insurance

During the year ended March 31, 2008, the Company’s services to and from Denver, Colorado were disrupted by two major snowstorms that impacted the Company’s service levels, revenues and operating costs.  The Company maintains business interruption insurance to cover lost profits and received proceeds to recover lost profits related to these events of $300,000.

During the year ended March 31, 2007, the Company recorded insurance proceeds of $868,000.  These insurance proceeds were a result of final settlements of business interruption claims that covered lost profits when the Company’s service to Cancun, Mexico and New Orleans, Louisiana was disrupted by hurricanes during the fiscal year ended March 31, 2006.

Purchase Commitments

As of March 31, 2008, the Company has remaining firm purchase commitments for eight additional aircraft and one spare Airbus engine, which have scheduled delivery dates continuing through November 2011.  The Company has not yet obtained financing for any of the scheduled aircraft deliveries.  Under the terms of the purchase agreement, the Company is required to make scheduled pre-delivery payments for these aircraft.  These payments are non-refundable with certain exceptions. As of March 31, 2008, the Company had made pre-delivery payments on future deliveries totaling $12,738,000 to secure these aircraft purchases.

The Company has aggregate additional amounts due under purchase commitments and estimated amounts for buyer-furnished equipment, spare parts for purchased aircraft and to equip the aircraft with LiveTV. The Company is not under any contractual obligations with respect to spare parts. In addition, the Company has commercial commitments under an agreement with SabreSonic™ for its passenger reservations and check-in capabilities.  The estimated aggregate amount for purchase commitments is $374,044,000; $88,748,000 which is due in fiscal year 2008.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Fuel Consortia

The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of March 31, 2008, approximately $544,262,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which the Company participates, as to which each of the signatory airlines has provided indirect guarantees of the debt. The Company’s exposure is approximately $23,811,000 principal amount of such bonds based on our most recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases of if other carriers default. The Company can exit all of their fuel consortia agreements with limited penalties and certain advance notice requirements. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033. The Company has not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Employees

As of March 31, 2008, the Company had 6,170 employees, of which approximately 20% are represented by unions.  Of those employees covered by collective bargaining agreements, no contracts are currently under negotiation or becoming amendable in fiscal year 2009.  The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

19.      Operating Segment Information

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

To evaluate the separate segments of the Company’s operations, management has segregated the revenues and costs of its operations as follows:  Passenger revenue for mainline, Regional Partners and Lynx Aviation represents the revenue collected for flights operated by the Airbus fleet, the aircraft under lease through contracts with Regional Partners and the Bombardier Q400 fleet.  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which the Company does not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. The Company also allocates indirect expenses between mainline, Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Financial information for the years ended March 31, 2008, 2007 and 2006 for the Company’s operating segments is as follows:

	2008	2007	2006
	(In thousands)
Operating revenues:
Mainline – passenger and other (1)	$1,266,796	$1,076,785	$908,696
Regional Partners – passenger	113,196	94,164	92,826
Lynx Aviation – passenger	18,989	—	—
Consolidated	$1,398,981	$1,170,949	$1,001,522

Operating income (loss):
Mainline (2)	$13,192	$7,496	$6,143
Regional Partner	(33,015)	(14,191)	(14,040)
Lynx Aviation (3)	(15,207)	(3,139)	—
Consolidated	$(35,030)	$(9,834)	$(7,897)

	March 31, 2008	March 31, 2007
Total assets at end of period:
Mainline	$1,129,123	$1,016,431
Regional Partner	202	528
Lynx Aviation	110,338	20,631
Other (4)	10,308	5,278
Consolidated	$1,249,971	$1,042,868

(1)	Other revenues included in Mainline revenue consist primarily of cargo revenue, the marketing component of revenues earned under a co-branded credit card agreement and auxiliary services.
(2)

Mainline operating income (loss) includes realized and non-cash mark-to-market adjustments on fuel hedges, a post-retirement liability curtailment gain in 2008 and employee separation costs and other charges.

(3)	Lynx Aviation operating costs consisted solely of start-up costs prior to December 7, 2007.
(4)	Includes the parent company, Frontier Holdings, Inc., including its investments in Frontier and Lynx Aviation, which are eliminated in consolidation.

FRONTIER AIRLINES HOLDINGS, INC.

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

20.      Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for per share amounts)
2008
Revenues	$344,770	$372,966	$333,909	$347,336
Operating expenses	$343,167	$350,419	$359,511	$381,214
Net income (loss)	$(3,483)	$17,317	$(32,508)	$(41,579)

Loss per share:
Basic	$(0.10)	$0.47	$(0.89)	$(1.13)
Diluted	$(0.10)	$0.39	$(0.89)	$(1.13)

2007
Revenues	$304,808	$312,470	$271,253	$282,418
Operating expenses	$294,127	$309,381	$289,719	$288,424
Net income (loss)	$3,957	$509	$(14,406)	$(10,430)

Loss per share:
Basic	$0.11	$0.01	$(0.39)	$(0.29)
Diluted	$0.10	$0.01	$(0.39)	$(0.29)