Form 10-K/A
period 2008-03-31
Frontier Airlines Holdings, Inc.
filed 2008-07-29
CIK 1351548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 000-51890

FRONTIER AIRLINES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7001 Tower Road

Denver, Colorado  80249

(720) 374-4200

(Address, including zip code and telephone number, including area code, of Registrant’s of principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last quoted price at which such stock sold on such date as reported by the Nasdaq National Market as of September 30, 2007 was $298,817,926.

The number of shares of the Registrant’s common stock outstanding as of July 28, 2008 was 36,945,744.

FRONTIER AIRLINES HOLDINGS, INC.

2008 Annual Report on Form 10-K/A

EXPLANATORY NOTE

Frontier Airlines Holdings, Inc. is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission  (the “SEC”) on June 30, 2008 (the “2008 Form 10-K”), for the purpose of providing the information required by Part III of Form 10-K.  Except as set forth in Part III below, no other changes are made to the 2008 Form 10-K.  Unless expressly stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the 2008 Form 10-K, nor does it modify or update in any way the disclosures contained in the 2008 Form 10-K.  Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Frontier Airlines Holdings, Inc. (Debtor and Debtor-in-Possession as of April 10, 2008), and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and executive officers.

Board of Directors

Name	Age	Position(s)
Sean Menke	39	President, Chief Executive Officer and Director
D. Dale Browning	71	Director
Rita M. Cuddihy	54	Director
Paul S. Dempsey	57	Director
Patricia A. Engels	57	Director
B. LaRae Orullian	75	Director
Jeff S. Potter	48	Director
Robert D. Taylor	47	Director
James B. Upchurch	49	Director

Mr. Menke has been our President, Chief Executive Officer and a Director since August 2007.  Mr. Menke was the Executive Vice President - Commercial Strategy for Air Canada from May 2007 to August 2007, and was Executive Vice President and Chief Commercial Officer for Air Canada from July 2005 to May 2007.  Mr. Menke has over 15 years of aviation experience, including serving as our Senior Vice President - Chief Operating Officer from July 2004 to July 2005, Senior Vice President - Marketing from November 2003 to June 2004, and Vice-President - Marketing and Planning from June 2000 to November 2003.  Mr. Menke held various positions with United Airlines, America West Airlines, and Western Pacific Airlines before his prior tenure at Frontier Airlines.  Mr. Menke holds an executive MBA from the University of Denver, as well as dual Bachelor’s degrees in Economics and Aviation Management from Ohio State University.

Mr. Browning has been a Director since July 1996.  He is a retired bank and bankcard executive.  Mr. Browning served from 1995 to 2001 as President and Chief Executive Office of ProCard, Inc., Golden, Colorado, and from 1993 to 1995 as a Senior Consultant to Visa International.  He was President and Chief Executive Officer of the Colorado National Bank of Denver from 1986 through 1993, having concurrently served as Vice Chairman and Chief Operating Officer of Colorado National Bankshares and as Chief Executive Officer of Rocky Mountain BankCard System.  In 1982, he founded Plus System, Inc., an international automatic teller machine network, and served as President of that company until 1993.  Mr. Browning has served as a director of Central States Indemnity Company of Omaha since 1995.

Ms. Cuddihy has been a Director since November 2006 and is currently the Senior Vice President, Renaissance North America with Marriott International, Inc.  Ms. Cuddihy served as the Regional Vice President, Northern California, Colorado, and Oklahoma for Marriott from 2004 to October 2006 and served as the Senior Vice President, Marketing for Marriott from 2002 to 2004.  Prior to joining Marriott International, Ms. Cuddihy served as the President and Chief Executive Officer of US Airways Shuttle and in several executive level positions at US Airways from 1992 to 2001 in the areas of customer service, planning and marketing.  Ms. Cuddihy has almost 30 years of airline and travel industry experience, primarily in the areas of marketing and planning.

Dr. Dempsey has been a Director since July 1994 and Vice-Chair of our board of directors since 1996.  Since 2002, Dr. Dempsey has been the Tomlinson Professor of Global Governance in Air & Space Law, and Director of the Institute of Air & Space Law at McGill University in Montreal, Canada.  From 1979 to 2002, he served as Professor of Law and Director of the Transportation Law Program at the University of Denver.  He was also Director of the National Center for Intermodal Transportation.  For 13 years, he was host of KWGN-TV’s “Your Right to Say It” public affairs news program.  He served as

Legal Advisor to the Chairman, Interstate Commerce Commission, from 1981 through 1982; Attorney-Advisor to the Civil Aeronautics Board’s Office of General Counsel, and its Bureau of Pricing and Domestic Aviation from 1977 to 1979; and Attorney-Advisor to the Interstate Commerce Commission’s Office of Proceedings from 1975 to 1977.  Dr. Dempsey holds the following degrees: A.B.J., J.D., University of Georgia; LL.M., George Washington University; and D.C.L., McGill University.  Dr. Dempsey is a Fulbright Scholar and has authored 15 books and more than 75 law review articles on issues of transportation law, economics, business and policy.  His editorials have appeared in major newspapers and news magazines.

Ms. Engels has been a Director since April 2004.  From 2001 to 2004, Ms. Engels served as Executive Vice President, Products and Marketing for Qwest Communications International, Inc. in Denver, Colorado, where she was responsible for the product management, marketing and pricing of Qwest’s $14 billion voice, data, and Internet Protocol product portfolio.  Ms. Engels has extensive senior leadership experience with Fortune 500 companies, including EDS Corporation, SBC Communications, Ameritech Corporation and United Airlines.  During her tenure with United, Ms. Engels served in several capacities, including President and Chief Executive Officer of Mileage Plus, Inc., Vice President of Market Development, and Director of Market Planning.

Ms. Orullian has been a Director since July 1994 and served as Chair of our board of directors from 1995 until 2001, when she became Vice Chair.  Ms. Orullian continues to serve as Vice Chair of our board of directors with Dr. Dempsey.  A long-time banker, she is Vice Chair of the board of directors of Holladay Bank, Holladay, Utah.  From 1999 to 2003, she served on the board of directors and audit committee of Anthem, Inc., a publicly traded company headquartered in Indiana with operations in several states.  Ms. Orullian is also on the board of directors of several other non-publicly traded companies in Colorado and Utah.  In addition, she is past National President and former Chair of the Girl Scouts of the USA.  Among numerous other business and civic activities, Ms. Orullian currently sits on the Colorado Supreme Court Disciplinary Hearing Board, and serves on the Board of Directors of Colorado Public Television / KBDI, Channel 12-TV.  She was awarded a Doctorate in Humane Letters from Whittier College in 2004.

Mr. Potter has been a Director since May 2001 and was formerly our President and Chief Executive Officer from April 2002 to August 2007.  Mr. Potter has been the Chief Executive Officer of Exclusive Resorts, a luxury destination club, since August 2007.  Mr. Potter was our Executive Vice President and Chief Operating Officer in May 2001 and was appointed President in August 2001.  Mr. Potter served as Chief Executive Officer of Vanguard Airlines from May 2000 to April 2001.  Prior to working for Vanguard Airlines, he was our Vice President of Marketing from 1995 to April 2000.  He has over 20 years of airline and airline related experience, including regional director of commercial marketing for McDonnell Douglas Corporation and various positions with Pacific Southwest Airlines, Continental Airlines, Northwest Airlines, and the former Frontier Airlines.

Mr. Taylor has been a Director since September 2006 and is a Founding Partner of Centinela Capital Partners, an alternative investment management firm focused on investments in and along side emerging managers.  Prior to joining Centinela, he was a founding partner of Blue Capital, a middle market private equity firm whose investment strategy centered on post-acquisition value-creation.  While at Blue Capital, Mr. Taylor was responsible for all aspects of the investment process and firm leadership.  Prior to starting Blue Capital, Mr. Taylor was a partner at McKinsey & Company.  Mr. Taylor has served on the boards of numerous private companies, none of which are our affiliates or are publicly traded.  He also serves or has served on the board of several not-for-profit organizations, including the National Urban League, where he is currently Senior Vice Chairman, the Los Angeles Urban League, California Science Center, Stanford Graduate School of Business Management Board, and Stanford Law School Board of Visitors.  Mr. Taylor earned a B.S. in engineering, summa cum laude, from California State University, Northridge (1982), a J.D. from Stanford Law School (1986), and an MBA from the Stanford Graduate School of Business (1986).

Mr. Upchurch has been a director since October 1998 and is the President and Chief Executive Officer of Caltius Capital Management, LP.  He actively manages the investing and lending of approximately $500 million of capital committed to several mezzanine debt and private equity partnerships.  Mr. Upchurch is also a member of the board of directors of several Caltius portfolio companies, none of which are our affiliates or are publicly traded.

Executive Officers

In addition to Mr. Menke, our President and Chief Executive Officer, who is also a director, the following executive officers are not directors and serve at the discretion of the board of directors.  Each of the officers devotes his or her full-time efforts to our affairs.

Name	Age	Position
Ann E. Block	58	Senior Vice President, People
Edward M. Christie III	37	Chief Financial Officer
Gerard A. Coady	51	Senior Vice President and Chief Information Officer
Christopher L. Collins	49	Executive Vice President and Chief Operations Officer
Matthew R. Henry	42	Vice President and General Counsel
Heather R. Iden	35	Vice President and Controller

Ann E. Block has been our Senior Vice President, People, since June 2007.  Prior to this appointment, she served as our Senior Vice President, In-Flight and Administrative Services from November 2003 to June 2007.  Previous appointments with us include Vice President, In Flight Services and Human Resources (April 2002 to November 2003), Vice President, Human Resources and Flight Services (June 2000 to April 2002), and Vice President, Human Resources (March 1999 to June 2000).  Before joining us in March 1999, she served as Director-Human Resources Strategy and Services for BlueCross BlueShield of Colorado.  From 1971 to 1996, she served in various capacities with Public Service Company of Colorado.  From 1996 to 1997, she served as Director, Total Compensation for HR Source, Inc.

Edward M. Christie, III has been our Chief Financial Officer since June 2008.  Prior to this appointment, he served as our Senior Vice President, Finance since February 2008 and as our Vice President, Finance from May 2007 to February 2008.  Prior to May 2007, he held several positions with us, including Corporate Financial Administrator; Director of Corporate Financial Planning; and Senior Director of Corporate Financial Planning and Treasury.  Before joining us in December 2002, he served as Director of Marketing and Research and as Vice President, Finance, with Alexander Capital Corporation, a company involved in equipment finance and leasing.

Gerard A. Coady has been our Senior Vice President and Chief Information Officer since March 2008.  Prior to this appointment, he served as our Vice President and Chief Information Officer since May 2007.  Prior to joining us, Mr. Coady was the Chief Technological Officer and Executive Vice President of Engineering at Evident Software, a provider of software solutions for virtualized applications and services.  He also served as Chief Information Technology Officer at Xcel Energy in Denver, Colorado.  He has also held leadership positions at IBM and JD Edwards and spent many years with Digital Equipment Corporation, a computer manufacturer that was acquired by Compaq in 1998 and subsequently merged into Hewlett-Packard in May 2002.

Christopher L. Collins has been our Executive Vice President and Chief Operations Officer since August 2007.  Previously, he served as our Senior Vice President, Operations since joining us in January 2006.  Mr. Collins has over 20 years of aviation experience.  Prior to joining us, he served as Vice President, System Operations for JetBlue Airways from March 1999 to December 2005.  Prior to JetBlue, he served Continental Airlines for over a decade in several different executive and senior management capacities, including six years as Continental’s Vice President of Operations and Planning for its Micronesia operations.

Matthew R. Henry has been our Vice President and General Counsel since March 2008.  Prior to this appointment, he served as our Senior Corporate Counsel since February 2003.  From March 1999 to November 2002, Mr. Henry served as Assistant General Counsel for El Paso Electric Company, a public utility located in El Paso, Texas.  Previously, Mr. Henry was a partner at Kemp Smith, PC in El Paso, Texas, where he practiced corporate, securities and bankruptcy law from 1991 to 1999.

Heather R. Iden has been our Vice President and Controller since February 2008, in which position she oversees our general accounting, revenue accounting and financial reporting functions.  Prior to this appointment, she held two positions as our director of corporate and financial reporting and senior manager, financial reporting since 2005.  Prior to joining us in 2005, Ms. Iden served as manager of financial reporting and technical accounting for Cenveo, Inc., the world’s largest producer of envelopes and one of the largest commercial printers in North America.  Prior to that, she served as controller for Cavion Technologies, Inc., a start-up internet banking company that had its initial public offering during her tenure.  Prior to joining Cavion Technologies, Inc., she worked for Arthur Andersen, LLP in Denver for five years.  Ms. Iden is a certified public accountant.

CORPORATE GOVERNANCE

Audit Committee

We have a separately-designated standing audit committee.  During our fiscal year ended March 31, 2008, the members of the audit committee were D. Dale Browning, Rita Cuddihy, Patricia A. Engels, B. LaRae Orullian (Chair), and

Robert D. Taylor (Vice Chair), each of whom was an “independent director,” as defined by applicable securities laws and NASDAQ listing standards.  Although our common stock was delisted from the NASDAQ Stock Exchange effective May 22, 2008, we continue to apply the independence criteria set forth in the NASDAQ listing standards.  The board of directors has determined that both D. Dale Browning and B. LaRae Orullian qualify as “audit committee financial experts.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all required reports of our officers, directors and 10% stockholders under Section 16(a) were timely filed during the fiscal year ended March 31, 2008, except for the following: (1) one Form 4 relating to Edward M. Christie’s beneficial ownership, which reported a grant of restricted stock units and a grant of stock option stock appreciation rights; (2) one Form 4 relating to Gerard Coady’s beneficial ownership, which reported a grant of restricted stock units and a grant of stock option stock appreciation rights; (3) one Form 4 relating to Paul S. Dempsey’s beneficial ownership, which reported an open market purchase; (4) one Form 4 relating to Matthew Henry’s beneficial ownership, which reported a grant of restricted stock units and a grant of stock option stock appreciation rights and (5) a Form 3 for Heather Iden, who became a Section 16 officer in February 2008, and one Form 4 relating to Heather Iden’s beneficial ownership, which reported a grant of restricted stock units and a grant of stock option stock appreciation rights.  In addition, Forms 4 reporting grants of restricted stock units and stock option stock appreciation rights on April 2, 2007 were not filed for any of the Section 16 officers receiving such grants.

Code of Conduct and Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer.  A current copy of the Code of Business Conduct and Ethics is available on our website at www.frontierairlines.com.  Any amendments to, or waivers from, any provision of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions will be disclosed on our website at www.frontierairlines.com.

ITEM 11.  Executive Compensation

Compensation Discussion & Analysis

Introduction

On April 10, 2008, Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc., filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York.  The cases are being jointly administered under Case No. 08-11298 (RDD). See Item 1, “Business” and Item 1A, “Risk Factors” in the 2008 Form 10-k for more information. The compensation discussion and analysis below pertains primarily to our fiscal year ended March 31, 2008.  Because of the bankruptcy filings, the compensation-setting process and any decisions regarding compensation of our executive officers will likely vary significantly from the process and decisions  made in fiscal year 2008 and prior years.  For example, the compensation committee intends to focus on the importance of continuity of executives during this transitional period for our company.  Except for the severance arrangements described below, we cannot predict what compensation arrangements may be put in place for our executive officers during our bankruptcy proceedings or thereafter.

Overview of Fiscal Year 2008 Compensation Program Objectives and Design

The compensation committee, in conjunction with the entire board, determines the total compensation of our President and CEO, reviews and approves the compensation of our executive officers and is involved in the succession planning for our executive officers.  The compensation committee historically has believed that an effective compensation program for our executive officers, including the named executive officers listed in the Summary Compensation Table, will:

•

attract, motivate, and retain top executive talent by providing comprehensive and market-competitive compensation, especially for high-impact positions that directly contribute to stockholder value creation;

•	encourage a high level of performance by linking a significant amount of executive pay to our financial results and operating performance; and

•	align employee and stockholder interests and motivate our executive team to achieve goals consistent with our business strategy and maximize long-term stockholder return.

Our executive compensation program has been designed to reward the executive officers for our achievement of specific annual, long-term and strategic goals, and align the executive officers’ and stockholders’ interests by rewarding performance above established goals, with the ultimate objective of increasing stockholder value, and, during our bankruptcy, as an incentive to retain our executive officers.  In order to meet these objectives, the program has consisted of base salary, annual incentives, long-term incentives, and benefits.  The compensation committee has annually evaluated the executive officers’ compensation to ensure that we have the ability to attract and retain superior employees in key positions and the executive compensation program remains competitive compared to the compensation paid to similarly situated executives of our peer companies.

Determining and Setting Executive Compensation

The committee has reviewed the performance of our President and CEO at least annually. The CEO reviews other executive officers’ performance and reports his evaluations to the compensation committee. The CEO also has recommended to and discussed with the compensation committee the non-equity compensation elements for executive officers, although the committee approves actual compensation awarded.  The compensation committee also approves all equity-based compensation to all employees, including the CEO and other executive officers.  The compensation committee generally has made decisions regarding base salary during a regularly scheduled meeting in September of each year and decisions regarding annual bonus targets and equity incentive awards at one or more regularly scheduled meetings during March of each year. The compensation committee continues to review compensation matters throughout the year and changes or approves compensation at other times in response to hiring needs, market changes and other occurrences. The committee’s decisions about equity awards are not “timed” or otherwise affected by the planned announcement of material information.

In 2004, the compensation committee engaged Compensation Strategies, Inc., an outside global executive compensation consulting firm, to conduct a review of its total compensation program for the executive officers. Compensation Strategies provided the committee with relevant market data and alternatives that the committee considered in making its compensation decisions and developing the current executive compensation program.

A significant portion of each executive officer’s compensation opportunity has consisted of annual and long-term variable compensation that is contingent on the achievement of specific business and strategic goals, and is designed to align the executive officer’s interests with those of our stockholders.  Compensation has varied among the executive officers and generally increases with increased responsibility. In addition, the mix of annual and long-term incentive compensation also varies with the relative weighting of long-term incentive compensation being greater for greater levels of responsibility.  Our annual compensation is cash-based, while long-term compensation has consisted of both cash and equity-based awards.  We allocate between cash and equity-based compensation based on established targets reviewed periodically by the compensation committee.  We have relied on the process described below in our determination of compensation levels for each executive officer.

In consultation with Compensation Strategies, the compensation committee approved a group of companies (referred to in this discussion as the “peer companies”) to be used for annual benchmarking of our compensation program. These peer companies represent domestic low cost air carriers and regional air carriers with business activities and compensation programs similar to our own. Although the peer companies consist of companies that vary in size and markets served, we believe this group represents companies with which we compete for executive talent.

In order to determine competitive market levels, the compensation committee regularly has reviewed total compensation levels for similarly situated executives in these peer companies.  Each element of compensation as well as total compensation are quantified and reviewed to determine our competitiveness compared to the market.  On an annual basis, the compensation committee also reviewed the compensation data of the peer companies as well as market data from published industry compensation survey sources.  In determining appropriate individual compensation levels for the NEOs, the compensation committee considered this competitive market compensation data, as well as the individual’s experience and skill set, internal equity considerations, and individual and Company performance.  Compensation levels for all NEOs, except the CEO, are approved by our board of directors, based on the recommendation of the compensation committee and the CEO.  In the case of the CEO, the board of directors reviews and approves compensation levels in executive session without the CEO or any other member of management present.

The compensation committee reviews the make-up of the peer companies on an on-going basis and also looks to larger airlines to evaluate compensation trends in the airline industry.  The peer companies used in the compensation committee’s review of total compensation levels for fiscal year 2008 consisted of companies participating in the OCI, Inc. 2007 Air Industry Executive Compensation Survey and certain publicly traded low-cost carriers and regional airlines.   Each company included in the group is shown below:

Peer Group
Airtran Holdings, Inc.
Alaska Air Group, Inc.
ATA Airlines
Champion Air
Compass Airlines
Continental Airlines, Inc.
Expressjet Holdings, Inc.
JetBlue Airways Corp.
Mesa Air Group, Inc.
Republic Airways Holdings, Inc.
Skywest, Inc.
Virgin America
US Airways

Fiscal Year 2008 Executive Compensation Components

For our fiscal year ended March 31, 2008, the principal components of the executive officers’ compensation were:

•                  Base salary

•                  Performance-based annual cash incentive compensation

•                  Long-term equity incentive compensation

•                  Long-term cash incentive compensation

Base Salary

Our policy has been to set salaries for the executive officers at levels that are approximately 10% below the 50th percentile of the market for their respective assignments, with the ability to set actual base salaries based on an assessment of each officer’s experience and skill set, the external demand for comparably skilled individuals, the individual’s potential impact on our overall financial and operational performance, internal equity considerations, and individual and Company performance.  The compensation committee has annually reviewed base salaries, and any approved changes typically become effective as of the beginning of September.

In August and September 2007, the compensation committee approved base salary increases for our NEOs ranging from 5.3% to 25%.  These adjustments reflected the committee’s assessment of individual performance, achievement of business objectives, and the committee’s desire to maintain the NEOs’ salary levels relative to the market. We believe that the NEOs’ adjusted base salaries were at or below the 50th percentile of the market.

After filing for bankruptcy on April 10, 2008, we instituted a salary reduction program, pursuant to which Sean Menke, our President and Chief Executive Officer, agreed to a 20% reduction in his base salary, and each other officer agreed to a 10% reduction in such officer’s base salary for the fiscal year ending March 31, 2009.

Annual Cash Incentive

We have provided an annual cash incentive opportunity to the executive officers under our Executive Bonus Plan.  The annual cash incentive was designed to encourage the NEOs, other executive officers, and eligible key employees, to increase our performance through annual cash incentives.  We generally intended to target annual incentive bonus opportunities at approximately 10% above the 50th percentile of the market for the NEOs (given our below-market philosophy regarding base salaries), with the ability to set actual opportunities based on an assessment of each executive officer’s experience and skill set, the external demand for comparably skilled individuals, the individual’s potential impact on our overall financial and operational performance, internal equity considerations, and individual and company performance.  The objectives of the annual incentive have been to ensure an appropriate amount of at-risk compensation, to reward the NEOs and other eligible employees on the basis of our profitability within the context of the airline industry, and to promote annual performance consistent with driving long-term stockholder value.  Incentive bonus opportunities have been reviewed on a regular basis and potentially represented a significant component of total compensation.

For our fiscal year ended March 31, 2008, we established pre-tax profit margin as the performance metric for the annual incentive.  We set minimum, target, and maximum pre-tax profit margins of 2%, 8%, and 12%, respectively, as the performance levels for fiscal year 2008.  The amount actually received by the participants depended on the extent of achievement of the performance levels.  Under this design, no payments would be made if the minimum performance level was not attained.  For the NEOs, target bonus opportunities for fiscal year 2008 ranged from 45% to 75% of base salary.  Initial payments for achievement of the minimum performance level would result in payments equal to 25% of the target opportunities, and achievement of the maximum performance level would result in payments equal to 150% of the target opportunities.  The initial payment amounts were then adjusted based on the percentile ranking of our pre-tax profit margin compared to the peer group.  If our ranking was equal to or less than the 25th percentile of the group, the initial payment amount is multiplied by 50%.  If our ranking was equal to the 50th percentile, the initial payment amounts are not changed.  If our ranking was equal to or greater than the 75th percentile, the initial payment amount is multiplied by 150%.  The determinations of the initial payments based on our pre-tax profit margin performance and the peer performance adjustments were to be interpolated for performance levels between those described above.  Finally, the peer adjusted performance payments may be increased or decreased by up to 20% in the discretion of the compensation committee. We believe that the NEOs’ target bonus opportunities were approximately equivalent to the 50th percentile of the market.

For our fiscal year ended March 31, 2008, we did not achieve a pre-tax profit margin of 2% and no annual cash incentive was awarded.

Long-Term Incentives

Our 2004 Equity Incentive Plan was approved by our stockholders at the 2004 Annual Meeting of Stockholders.  All equity incentives have been granted in accordance with and subject to the 2004 Equity Incentive Plan.  Our executive officers have had the opportunity to receive a combination of stock appreciation rights, restricted stock units and a cash incentive payment.  The long-term nature of these awards (generally three- and five-year vesting) has been intended to promote performance and achievement of corporate goals by executive officers and key employees, encourage the growth of stockholder value and allow the executive officers and key employees to participate in our long-term growth and profitability. Due to our bankruptcy filings, it is uncertain whether the long-term equity incentives granted to our executive officers, including those for fiscal year 2008 discussed below, will have any value.

For our fiscal year ended March 31, 2008, our long-term incentive program consisted of annual awards of stock-only stock appreciation rights (SOSARs), restricted stock units (RSUs), and a performance-based cash incentive.  The program was designed to retain the NEOs and other executives and to focus their attention on our long-term performance.  More specifically, the SOSARs and RSUs directly aligned the executive officers’ financial interests with those of our  stockholders.  We generally intended to target the value of our long-term incentive awards at approximately 10% above the 50th percentile of the market for the executive officers (given our below-market philosophy regarding base salaries), with the ability to set actual opportunities based on an assessment of each executive officer’s experience and skill set, the external demand for comparably skilled individuals, the individual’s potential impact on our overall financial and operational performance, internal equity considerations, and individual and company performance.

SOSARs.  SOSARs, which are granted under our 2004 Equity Incentive Plan, are intended to directly link executive compensation to stockholders’ interests through awards the value of which is entirely dependent upon appreciation in our stock price from the date the awards are granted.  The SOSARs are typically granted during the first quarter of the fiscal year, have a ten-year expiration term, and vest 20% on each of the first five anniversaries of the grant.  This vesting schedule ensures that recipients remain employed with us for an appropriate length of time prior to being able to exercise the SOSARs.  The SOSARs’ exercise prices are equal to our closing common stock price on the date of grant.  The re-pricing of SOSARs is not permitted under our Equity Incentive Plan without stockholder approval.  The value of the SOSARs for each NEO is intended to represent approximately 40% of the NEO’s total long-term incentive compensation at the time of grant.  In April 2008, the compensation committee granted SOSARs to our executive officers that vest 50% on the first anniversary of the date of grant (instead of the typical 20% annual vesting provision) as a retention incentive.  Due to our bankruptcy filing, we do not believe the SOSARs granted under the 2004 Equity Plan will have any value.

RSUs.  RSUs, which are granted under our 2004 Equity Incentive Plan, are intended to create an incentive to maximize stockholder value and to provide an incentive to remain through the full vesting date of the awards.  The RSUs are typically granted during the first quarter of the fiscal year and vest 100% on the fifth anniversary of the grant.  The value of RSUs for each NEO is intended to represent approximately 20% of the NEO’s total long-term incentive compensation at the time of grant.  In April 2008, the compensation committee granted RSUs to our executive officers that vest 50% on the first anniversary of the date of grant and 50% on the third anniversary of the date of grant (instead of the typical 100% vesting on the fifth anniversary) as a retention incentive.  Due to our bankruptcy filing, we do not believe the RSUs granted under the 2004 Equity Plan will have any value.

Performance-Based Cash Incentive.  The performance-based cash incentive is intended to reinforce our strategic business goals, provide an incentive to remain with us, and to reduce the annual share usage under our 2004 Equity Incentive Plan.  The awards for the fiscal year ended March 31, 2008 cover the period from April 1, 2007 through March 31, 2008.  With respect to these awards, we established average pre-tax profit margin over the three-year performance period as the performance metric and set minimum, target, and maximum pre-tax profit margins of 4%, 8%, and 12%, respectively, as the performance levels.  The amount actually received by the participants depends on the extent of achievement of the performance levels.  Under this design, no payments will be made if the minimum performance level is not attained.  For the NEOs, the target opportunities for these awards ranged from $76,000 to $221,000.  Initial payment levels for achievement of the minimum performance level would result in payments equal to 50% of the target opportunities, and achievement of the maximum performance level would result in payments equal to 150% of the target opportunities.  The initial payments are then adjusted based on the percentile ranking of our average pre-tax profit margin compared to the peer group.  If our ranking is equal to or less than the 25th percentile of the group, the initial payment amount is multiplied by 50%.  If our ranking is equal to the 50th percentile, the initial payment amounts are not changed.  If our ranking is equal to or greater than the 75th percentile, the initial payment amount is multiplied by 150%.  The determinations of the initial payments based on our pre-tax profit margin performance and the peer performance adjustments are interpolated for performance levels between those described above.  The value of the performance-based cash incentive for each NEO is intended to represent approximately 40% of the NEO’s total long-term incentive compensation at the time of grant.

Other Benefits and Agreements

Our executive officers are provided with the same benefits, such as health insurance, life insurance, and participation in our Section 401(k) plan and Employee Stock Ownership Plan, as other full-time employees.  None of the executive officers is a party to employment or other written agreements with respect to their employment.  In addition, none of the executive officers receive any perquisites.

Arrangements with Our President and Chief Executive Officer

Effective September 7, 2007, Sean Menke succeeded Jeff  S. Potter as our President and Chief Executive Officer.  In connection with his hiring, Mr. Menke received an annual salary of $325,000, and was eligible to participate in our Executive Bonus Plan and Equity Incentive Plan at the same level as Mr. Potter.  Mr. Menke received initial grants of 100,000 SOSARs and 30,000 RSUs under these plans.  The SOSARs have a ten-year expiration term and will vest 20% on each of the first five anniversaries of the grant.  The RSUs vest 100% on the fifth anniversary of the grant.  In addition, we agreed to pay certain expenses related to Mr. Menke’s transition from Air Canada to our company.  Due to our bankruptcy filing, we do not believe the SOSARs or RSUs granted to Mr. Menke will have any value.

Severance Plan

In June 2008, the United States Bankruptcy Court for the Southern District of New York approved a severance plan that would provide our executive officers and certain other employees with severance if they were terminated without cause.  The payments to each of our executive officers cannot exceed $144,180, and are subject to reduction under the plan’s mitigation requirements.  The compensation committee believes that this plan was necessary to encourage the executive officers and other employees to continue in employment with our company during our bankruptcy proceedings.  Such severance arrangements may be modified or cancelled in connection with our Chapter 11 proceedings and any exit or reorganization plan.

Deductibility of Executive Compensation

Certain awards made under our 2004 Equity Incentive Plan may qualify as performance-based compensation that will be fully deductible for federal income tax purposes under the $1 million cap rules of Section 162(m) of the Internal Revenue Code.  However, in order to design compensation programs that address our needs, we have not established a policy that mandates that all compensation must be deductible under Section 162(m).  The compensation committee considers it important to retain flexibility to design compensation programs, even where compensation payable under our programs may not be fully deductible, if the programs effectively recognize a full range of criteria important to our success. For example, we have not structured our annual cash bonus plan to be “performance-based” for purposes of Section 162(m), although for our fiscal year ended March 31, 2008, total cash compensation for each NEO was below the $1 million limit. We grant some equity awards (such as restricted stock) that are not eligible for the Section 162(m) exception. Our 2004 Equity Incentive

Plan is intended to allow the compensation committee to approve performance shares and stock options that qualify as “performance-based” compensation for purposes of Section 162(m) to the extent the compensation committee deems appropriate.

Accounting for Stock-Based Compensation

Beginning on April 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).

Summary Compensation Table

The table below summarizes the cash and non-cash compensation awarded to, earned by or paid to (i) the individuals who served as our Chief Executive Officer and Chief Financial Officer during the fiscal year ended March 31, 2008, (ii) our next three most highly compensated executive officers during the fiscal year ended March 31, 2008 and (iii) any former executive officer who would have been among the three most highly compensated executive officers during the fiscal year ended March 31, 2008 but for the fact that such individual did not serve as an executive officer on March 31, 2008 (each, a “named executive officer” or “NEO”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (a)	Option Awards ($) (b)	All Other Compensation ($) (c)		Total ($)
Sean Menke, President and CEO (d)	2008	$183,542	$161,100	$310,520	$527,526	(e)	$1,182,688

Jeff S. Potter, former	2008	$161,623	$110,826	$221,000	$7,500		$500,949
President and CEO (f)	2007	$311,250	$100,304	$200,595	$10,680		$622,829

Paul Tate, former Chief	2008	$267,839	$120,690	$233,191	$26,771		$648,491
Financial Officer (g)	2007	$213,542	$50,003	$99,998	$11,835		$375,378

Christopher L. Collins,	2008	$263,828	$82,218	$160,346	$18,606		$524,998
Executive VP and COO	2007	$194,917	$47,503	$94,996	$57,321	(h)	$347,862

Ann E. Block, Sr. VP	2008	$195,833	$64,848	$121,258	$21,914		$403,853
People	2007	$183,125	$35,000	$69,997	$10,665		$289,788

Gerard A. Coady, Senior	2008	$199,785	$16,513	$38,767	$1,905		$256,970
VP and CIO

John B. Happ, former Sr.	2008	$182,107	$136,800	$248,278	$188,125	(i)	$755,310
VP Marketing & Planning	2007	$225,000	$56,251	$112,495	$3,742		$397,488

(a)  This column represents the dollar amount recognized as compensation expense for financial statement purposes with respect to fiscal year 2008 for the fair value of restricted stock granted in fiscal year 2008 in accordance with SFAS 123R. Restricted stock awards are valued at the closing market price on the date of grant.  For additional information on the valuation assumptions with respect to the 2008 grants, refer to Note 14 – Equity Based Compensation Plans of the Notes to the Consolidated Financial Statements in the 2008 Form 10-K.

(b)  This column represents the dollar amount recognized as compensation expense for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock option stock appreciation rights granted in fiscal year 2008 in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the 2008 grants, refer to Note 14 – Equity Based Compensation Plans of the Notes to the Consolidated Financial Statements in the 2008 Form 10-K.

(c) This column includes the value of the ESOP allocated to each named executive officer in fiscal year 2008 (Menke - $2,958; Potter - $0; Tate - $2,958; Collins - $309; Block - $2,536; Coady - $1,905; and Happ - $2,958) and the 401(k) match we paid in fiscal year 2008 (Menke - $2,031; Potter - $7,500; Tate - $23,813; Collins - $18,297; Block - $19,378; Coady - $0; and Happ - $2,536).

(d)  Mr. Menke is also a director, but receives no additional compensation for his service as a director.

(e)  Includes $522,537 in payments related to the buyout of Mr. Menke’s contract with Air Canada, including the taxes associated with the buyout.

(f)   Mr. Potter resigned as our President and CEO in August 2007 but remains a director.  The compensation that Mr. Potter earned as a director during fiscal year 2008 is set forth in the Compensation of Directors table below.

(g)  Mr. Tate resigned as our Chief Financial Officer effective March 21, 2008.  His successor, Edward M. Christie, III, was not appointed as Chief Financial Officer until June 28, 2008, so Mr. Christie’s compensation is not included in this Summary Compensation Table.

(h) In addition to the ESOP and 401(k) match, Mr. Collins received $46,875 in relocation assistance in fiscal year 2007.

(i)  Mr. Happ’s compensation for fiscal year 2008 includes $182,631 in severance pay in connection with his resignation effective January 1, 2008.

Grant of Plan-Based Awards Table

The table below summarizes the cash and equity awards granted during the year ended March 31, 2008 to each of the named executive officers listed in the Summary Compensation Table.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Date	Threshold (b)	Target (c)	Maximum (d)	(#) (e)	(#) (f)	($/Sh)	Awards (g)

Sean Menke	09/07/07				30,000	100,000	$5.75	$471,620

Jeff S. Potter	04/02/07	$30,469	$243,750	$548,438
	04/02/07				18,417	62,963	$6.00	$331,826

Paul Tate	04/02/07	$18,281	$146,250	$329,063
	04/02/07				9,375	32,051	$6.00	$168,749
	08/14/07				6,000	20,000	$5.37	$92,566

Christopher L. Collins	04/02/07	$16,250	$130,000	$292,500
	04/02/07				8,333	28,490	$6.00	$149,998
	08/14/07				6,000	20,000	$5.37	$92,566

Ann E. Block	04/02/07	$13,063	$104,500	$235,125
	04/02/07				6,333	21,652	$6.00	$113,997
	08/14/07				5,000	15,000	$5.37	$72,110

Gerard A. Coady	05/14/07				3,020	10,328	$6.31	$54,267
	03/07/08				117	462	$2.53	$1,012

John B. Happ	04/02/07	$18,281	$146,250	$329,063
	04/02/07				9,375	32,051	$6.00	$168,749
	08/14/07				5,000	15,000	$5.37	$72,110

(a)  No annual cash incentive was awarded to any of our executive officers for fiscal year 2008, as we did not achieve a pre-tax profit margin of 2%.

(b)  Each executive has a threshold incentive opportunity, payable in cash, if we achieve a pretax profit margin of 2% and are in the 25th percentile of performance of our peer group.  No payments will be made if our pre-tax profit margin is less than 2%.

(c)  Each executive has a target incentive opportunity, payable in cash, if we achieve a pretax profit margin of 8% and are in the 50th percentile of performance of our peer group.

(d)  Each executive has a maximum incentive opportunity, payable in cash, if we achieve a pretax profit margin of 12% and are in the 75th percentile of performance of our peer group.

(e)  Restricted stock vests five years from the grant date.

(f)  SOSARs will vest over five years, with 20% vesting on the first anniversary of the grant date and 20% vesting on the next four anniversaries of the initial vesting date.

(g)  This column represents the grant date fair value of the restricted stock awards and the value of the SOSAR awards under SFAS 123R.  For additional information on the valuation assumptions with respect to the 2008 grants, refer to Note 14 — Equity Based Compensation Plans of the Notes to the Consolidated Financial Statements in the 2008 Form 10-K.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see our “Compensation Discussion and Analysis” above for an explanation of our executive compensation plan, a description of the objectives of our compensation program and our overall compensation philosophy.

The compensation committee granted restricted stock awards and SOSARs to our named executive officers in April and August of 2007.  In addition, Mr. Menke and Mr. Coady were granted restricted stock awards and SOSARs on the dates of their respective appointments.  The restricted stock awards will vest on the fifth anniversary of their grant date and the SOSARs will vest 20% after the first anniversary of the grant date with the remainder vesting 20% on the next four anniversaries of the initial vesting date.  Due to our bankruptcy filing, we do not believe the RSUs or SOSARs granted to our executive officers will have any value.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes the unexercised options and unvested stock awards as of March 31, 2008 for each of the named executive officers listed in the Summary Compensation Table who continued to serve as executive officers on March 31, 2008.  Due to our bankruptcy filing, we do not believe the RSUs or SOSARs granted to our executive officers will have any value.

	Option/SOSAR Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Sean Menke		100,000	(a)	$5.75	09/07/17
Sean Menke						30,000	(b)	$75,900
Christopher Collins						731	(c)	$1,849
Christopher Collins	1,287	1,931	(d)	$8.76	01/09/16
Christopher Collins						6,402	(e)	$16,197
Christopher Collins	4,121	16,486	(f)	$7.42	04/03/16
Christopher Collins						8,333	(g)	$21,082
Christopher Collins		28,490	(h)	$6.00	04/02/17
Christopher Collins						6,000	(i)	$15,180
Christopher Collins		20,000	(j)	$5.37	08/14/17
Ann Block	27,000			$6.00	03/29/09
Ann Block	45,000			$8.55	05/24/10

Ann Block	30,000			$15.75	05/24/11
Ann Block	5,000			$15.87	05/15/12
Ann Block	10,000			$10.45	03/01/14
Ann Block						2,612	(k)	$6,608
Ann Block	5,276	7,915	(l)	$10.05	04/01/15
Ann Block						4,717	(e)	$11,934
Ann Block	3,037	12,147	(f)	$7.42	04/03/16
Ann Block						6,333	(g)	$16,022
Ann Block		21,652	(h)	$6.00	04/02/17
Ann Block						5,000	(i)	$12,650
Ann Block		15,000	(j)	$5.37	08/14/17
Gerard Coady						3,020	(m)	$7,641
Gerard Coady		10,328	(n)	$6.31
Gerard Coady						117	(o)	$296
Gerard Coady		462	(p)	$2.53	03/07/18

(a)	Unvested SOSARs will vest in the amount of 20% of the original grant on 09/07/08, 09/07/09, 09/07/10 and 09/07/11.
(b)	Unvested restricted stock shares will vest on 09/07/2012.
(c)	Unvested restricted stock shares will vest on 01/09/11.
(d)	Unvested SOSARs will vest in the amount of 20% of the original grant on 01/09/09, 01/09/10 and 01/09/11.
(e)	Unvested restricted stock shares will vest on 04/03/2011.
(f)	Unvested SOSARs will vest in the amount of 20% of the original grant on 04/03/08, 04/03/09, 04/03/10 and 04/03/11.
(g)	Unvested restricted stock shares will vest on 04/02/12.
(h)	Unvested SOSARs will vest in the amount of 20% of the original grant on 04/02/08, 04/02/09, 04/02/10, 04/02/11 and 04/02/12.
(i)	Unvested restricted stock shares will vest on 08/14/12.
(j)	Unvested SOSARs will vest in the amount of 20% of the original grant on 08/14/08, 08/14/09, 08/14/10, 08/14/11 and 08/14/12.
(k)	Unvested restricted stock shares will vest on 04/01/10.
(l)	Unvested SOSARs will vest in the amount of 20% of the original grant on 04/01/08, 04/01/09 and 04/01/10.
(m)	Unvested restricted stock shares will vest on 05/14/12. Unvested restricted stock shares will vest on 08/14/2012.
(n)	Unvested SOSARs will vest in the amount of 20% of the original grant on 05/14/08, 05/14/09, 05/14/10, 05/14/11 and 05/14/12.
(o)	Unvested restricted stock shares will vest on 03/07/13.
(p)	Unvested SOSARs will vest in the amount of 20% of the original grant on 03/07/09, 03/07/10, 03/07/11, 03/07/12 and 03/07/13.

Options Exercised and Stock Vested

During the fiscal year ended March 31, 2008, none of the named executive officers exercised any options or acquired  any shares on vesting.

Potential Payments on Terminations or Change in Control

As of March 31, 2008, our NEOs did not have any special guaranteed payments due on retirement or change of control.  In June 2008, the United States Bankruptcy Court for the Southern District of New York approved a severance plan that would provide our executive officers and certain other employees with severance if they were terminated without cause or terminated for “good reason” following a change in control.  Please see “Compensation Discussion and Analysis – Severance Plan” above.

Compensation of Directors

The table below summarizes the total compensation paid to or earned by each of the non-employee directors for the fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)	Total ($)
Samuel D. Addoms (b)	$32,483	—	$32,483
D. Dale Browning	$42,000	$16,848	$58,848
Rita M. Cuddihy	$31,250	$16,848	$48,098
Paul S. Dempsey	$34,250	$16,848	$51,098
Patricia A. Engels	$35,750	$16,848	$52,598
B. LaRae Orullian	$36,250	$16,848	$53,098
Jeff S. Potter (c)	$17,500	$33,696	$51,196
Robert D. Taylor	$33,750	$16,848	$50,598
James B. Upchurch	$32,000	$16,848	$48,848

(a)                    This column represents the dollar amount recognized as compensation expense for financial statement purposes with respect to 2008 for the fair value of restricted stock granted in 2008 in accordance with SFAS 123R.  Restricted stock awards are valued at the closing market price on the date of grant.  For additional information on the valuation assumptions with respect to the 2008 grants, refer to Note 14 – Equity Based Compensation Plans of the Notes to the Consolidated Financial Statements in our 2008 Form 10-K.

(b)                   Mr. Addoms retired from our board of directors on September 6, 2007.  Prior to his retirement, Mr. Addoms received compensation pursuant to a Director Compensation Agreement dated April 1, 2002.  The agreement provided that Mr. Addoms was entitled to (a) compensation of $75,000 per year for five years as long as he remained a member of our board of directors, (b) an option to purchase 200,000 shares of our stock under the 1994 Stock Option Plan at an exercise price of $17.00 per share awarded on April 1, 2002, which options were fully vested, (c) free lifetime air travel on our airline for Mr. Addoms and his spouse, (d) such group health, life insurance and other benefits for Mr. Addoms and his eligible dependents as are provided to, and for the same rates as, our officers, during Mr. Addoms’ employment, and (e) continued employment for five years at an annual salary of $25,000.  In connection with this agreement, Mr. Addoms agreed not to become employed by or provide consulting services to any air carrier that competes with us for so long as he remained our employee or director.  This agreement, which superseded the termination agreement executed by Mr. Addoms during the fiscal year ended March 31, 1999, was terminated upon Mr. Addoms’ retirement.

(c)                    Mr. Potter served as our President and CEO until August 2007.  The compensation that Mr. Potter earned as President and CEO in fiscal year 2008 is set forth in the Summary Compensation Table above.

As of March 31, 2008, each non-employee director had the following number of stock options and restricted stock units outstanding:

Name	Stock Awards (#)	Option Awards (#)
Dale D. Browning	5,108	15,000
Rita M. Cuddihy	3,108	—
Paul S. Dempsey	5,108	37,500
Patricia A. Engels	5,108	10,000
B. LaRae Orullian	5,108	10,000
Jeff S. Potter	5,850	—
Robert D. Taylor	6,216	—
James B. Upchurch	5,108	30,000

During our fiscal year ended March 31, 2008, each director, other than Mr. Potter, received: (a) an annual retainer of $20,000; (b) board meeting fees of $1,500 per meeting attended in person and $750 per meeting attended telephonically; and (c)  2,925 restricted stock units of our common stock under the 2004 Equity Incentive Plan.  After resigning as President and Chief Executive Officer in August 2007, Mr. Potter received $17,500 in board meeting fees and 5,850 restricted stock units of our common stock under the 2004 Equity Incentive Plan.  The restricted stock units will vest on the third anniversary of the date of grant.  Mr. Browning also received a $5,000 annual retainer for serving as the chair of the audit committee, Ms. Engels received an annual retainer of $3,000 for serving as the chair of the compensation committee, and Mr. Dempsey received an annual retainer of $3,000 for serving as the chair of the nominating and corporate governance  committee.  The directors did not receive any additional compensation or fees for attending committee meetings.  Following our bankruptcy filing, the directors agreed to reduce their annual retainer and board meeting fees by fifty percent (50%).  Due to our bankruptcy filing, we do not believe the RSUs granted to our directors will have any value.

We reimburse all of our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the board and committees on which they serve, and we permit them, their spouses, and dependent children to fly without charge on our scheduled flights on a stand-by basis.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for the fiscal year ended March 31, 2008.

THE COMPENSATION COMMITTEE

Patricia A. Engels — Chair
Paul S. Dempsey
B. LaRae Orullian

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended March 31, 2008, our compensation committee consisted of Patricia A. Engels (Chair), Paul S. Dempsey and B. LaRae Orullian.  There were no interlocking business relationships between us and any member of the compensation committee during the fiscal year.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights ($ )	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders (1)	2,568,606	$9.19	1,560,042
Equity compensation plans not approved by stockholders	—	—	—
Total	2,568,606		1,560,042

(1)            As of March 31, 2008, these figures include 2,252,674 outstanding options and SOSARs with a weighted average exercise price of $9.59, and 315,932 restricted stock units with a weighted average grant date market value of $6.88.  See Note 14 of Notes to Financial Statement in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 for a description of equity based compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 28, 2008 by: (i) each director and nominee for director; (ii) each current executive officer listed in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) each person who we know owns beneficially more than five percent of our outstanding common stock.  Unless otherwise specified, the address of each person named is 7001 Tower Road, Denver Colorado 80249-7312.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Ownership (1)
Directors and Named Executive Officers:
D. Dale Browning	62,000	(2)	*
Rita M. Cuddihy	1,000		*
Paul S. Dempsey	45,000	(3)	*
Patricia A. Engels	16,000	(4)	*
B. LaRae Orullian	52,225	(5)	*
Robert D Taylor	0		*
James B. Upchurch	181,700	(6)	*
Jeff S. Potter	0		*
Ann E. Block	141,763	(7)	*
Christopher L. Collins	19,325	(8)	*
Sean Menke	34,536	(9)	*
Gerard A. Coady	2,442	(10)	*
Other Executive Officers	22,427	(11)	*
All directors and executive officers as a group (15 persons)	578,418	(12)	1.57%

Five Percent and Greater Stockholders:
Yong P. Duan c/o Sy, Lee & Chen 362 W. Garvey Avenue Monterey Park, California 91754	3,405,000	(13)	9.22%

Sam Liao & Victoria Liao 3500 W. Olive Avenue, #650 Burbank, California 91505	3,113,684	(14)	8.43%

Dimensional Fund Advisors LP 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	3,103,468	(15)	8.40%

Donald Smith & Co., Inc. 152 West 57th Street New York, New York 10019	3,026,261	(16)	8.19%

T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	2,534,700	(17)	6.86%

Whitebox Advisors, LLC Whitebox Convertible Arbitrage Advisors LLC Whitebox Convertible Arbitrage Partners, L.P. Whitebox Convertible Arbitrage Fund, L.P. Whitebox Convertible Arbitrage Fund, Ltd. 3033 Excelsior Boulevard Suite 300 Minneapolis, Minnesota 55416	2,563,681	(18)	6.94%

*	Less than 1%

(1)

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from July 28, 2008 upon the exercise of options, warrants or convertible securities that are held by such person. This table assumes a base of 36,945,744 shares of common stock outstanding as of July 28, 2008 which number does not include shares underlying outstanding options, warrants or convertible securities. This table also assumes the March 31, 2008 closing price of $2.53 for our common stock to determine the number of shares, if any, beneficially owned under an individual’s stock only stock appreciation rights (SOSARs).

(2)	Includes 15,000 shares subject to vested options and 2,000 shares subject to restricted stock units that will vest within 60 days.

(3)	Includes 37,500 shares subject to vested options and 2,000 shares subject to restricted stock units that will vest within 60 days.

(4)	Includes 10,000 shares subject to vested options and 2,000 shares subject to restricted stock units that will vest within 60 days.

(5)	Includes 10,000 shares subject to vested options and 2,000 shares subject to restricted stock units that will vest within 60 days.

(6)

Includes 90,000 shares held by Upchurch Trust, 20,000 shares held in trust for Mr. Upchurch’s sons, 4,500 shares held by Mr. Upchurch’s IRA, 30,000 shares subject to vested options and 2,000 shares subject to restricted stock units that will vest within 60 days.

(7)

Includes 117,000 shares subject to vested options, 3,444 vested shares allocated under the ESOP, 18,319 shares subject to vested SOSARs and 3,000 shares subject to SOSARs that will vest within 60 days.

(8)	Includes 98 vested shares allocated to Mr. Collins under the ESOP, 15,227 shares subject to vested SOSARs and 4,000 shares subject to SOSARs that will vest within 60 days.

(9)	Includes 584 vested shares allocated to Mr. Menke under the ESOP and 20,000 shares subject to SOSARs that will vest within 60 days.

(10)	Includes 376 vested shares allocated to Mr. Coady under the ESOP and 2,066 shares subject to vested SOSARs.

(11)

Includes 18,000 shares the other executive officers have the right to acquire by exercising options, 2,773 vested shares allocated under the ESOP to these other executive officers, and 1,554 shares subject to vested SOSARs awarded to these other officers.

(12)

Includes 237,500 shares subject to vested stock options, 7,275 vested shares allocated under the ESOP, 10,000 shares subject to vested restricted stock units or restricted stock units that will vest within 60 days, 64,166 shares subject to vested SOSARs or SOSARs that will vest within 60 days, and 20,000 shares held in trust for a director’s family members.

(13)	Reflects beneficial ownership as of January 22, 2008. Information with respect to Yong Ping Duan is based solely on a Schedule 13G filed with the SEC on January 29, 2008.

(14)	Reflects beneficial ownership as of July 6, 2007. Information with respect to Sam Liao & Victoria Liao is based solely on a Schedule 13G filed with the SEC on July 9, 2007.

(15)

Reflects beneficial ownership as of December 31, 2007. Information with respect to Dimensional Fund Advisors LP, f/k/a Dimensional Fund Advisors Inc. (DFA), is based solely on Amendment No. 3 to Schedule 13G filed with the SEC on February 6, 2008. The Schedule 13G notes that these shares are owned by various individual and institutional investors that DFA serves as investment adviser with power to direct investments and/or sole power to vote the shares. For purposes of reporting requirements under the Exchange Act, DFA may be deemed to be a beneficial owner of these shares; DFA, however, expressly disclaims that it is the beneficial owner of these shares.

(16)	Reflects beneficial ownership as of December 31, 2007. Information with respect to Donald Smith & Co., Inc. is based solely on a Schedule 13G filed with the SEC on February 8, 2008.

(17)

Reflects beneficial ownership as of December 31, 2007. Information with respect to T. Rowe Price Associates Inc. is based solely on Amendment No. 5 to Schedule 13G filed with the SEC on February 13, 2008.

(18)

Reflects beneficial ownership as of December 31, 2007. Information with respect to Whitebox Advisors, LLC (“Whitebox”) and is based solely on a Schedule 13G filed with the SEC on February 14, 2008. The Schedule 13G notes that these shares are owned by various institutional investors that Whitebox serves as investment adviser with power to direct investments and/or sole power to vote the shares. For purposes of reporting requirements under the Exchange Act, Whitebox may be deemed to be a beneficial owner of these shares.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Policy on Related Person Transactions

Our nominating and corporate governance committee charter requires the nominating and corporate governance committee to review all related party transactions and determine whether the transactions are appropriate for us to undertake.  If appropriate, the nominating and corporate governance committee is authorized to approve the transaction.

Director Independence

Each of the directors other than Mr. Menke, our President and Chief Executive Officer, and Mr. Potter, who served as our President and Chief Executive Officer until August 2007, qualify as “independent” under the NASDAQ rules.  Although our common stock was delisted from the NASDAQ Stock Exchange effective May 22, 2008, we continue to apply the independence criteria set forth in the NASDAQ listing standards.  The NASDAQ independence definition includes objective measures that disqualify a director from being independent, including whether the director is an employee of the company or has engaged in various types of business dealings with the company.  These objective measures assist our board of directors in making determinations of director independence under the NASDAQ rules.  Our board of directors makes a determination regarding the independence of each director annually based on all relevant facts and circumstances.  Although a director who is not disqualified under the NASDAQ rules will be presumed to be independent (except for purposes of serving as a member of the audit committee), our board may make an affirmative determination that a director is not independent based on its review of other factors.

Applying these standards and the NASDAQ independence criteria, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the board, would interfere with the exercise of such director’s independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the company and the directors with regard to each director’s business and personal activities as they may relate to the company and its management.

ITEM 14.  Principal Accounting Fees and Services

The following table presents fees for audit services and other professional services provided by KPMG LLP for fiscal years ended March 31, 2008 and 2007:

	2008	2007
Audit Fees	$987,196	$896,000
Audit-related Fees	$32,500	$39,215
Audit and Audit-related Fees	$1,019,696	$935,215
Tax Fees	$3,404	$3,775

All other Fees	0	0
Total Fees	$1,023,100	$938,990

For purposes of the preceding table, the professional fees are classified as follows:

Audit fees for the fiscal year ended March 31, 2008 consist of fees for professional services provided in connection with the audit of the consolidated financial statements, the audit of internal control over financial reporting, and review of quarterly consolidated financial statements on Form 10-Q, including bankruptcy related transactions.

Audit-related fees relate to the audit of passenger facility charges, reviews of SEC filings, consents, registration statements, and assistance with responding to SEC comment letters.

Tax fees include fees for tax compliance.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC rules regarding auditor independence, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  Prior to engaging the independent auditors, the audit committee reviews a list of audit, audit-related, and tax services that the independent auditor expects to provide during the fiscal year, as well as the proposed fees for each of these services.  The audit committee pre-approves the services and the related proposed fees if the services are compatible with maintaining the auditor’s independence.  During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the initial annual proposal.  In those instances, the audit committee must pre-approve the additional services and related fees before the independent auditors may be engaged to provide the additional services.  All services KPMG LLP performed during fiscal year 2008 were approved under the audit committee’s pre-approval guidelines.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

3.2	Bylaws of Frontier Airlines Holdings, Inc. (Annex III to Amendment No. 1 to the Registration Statement on Form S-4 filed by Frontier Airlines Holdings, Inc. on February 14, 2006, File No. 333-131407).

Exhibit 4 – Instruments defining the rights of security holders:

4.1	Specimen common stock certificate of Frontier Airlines Holdings, Inc. (Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006)

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

4.2(a)

Warrant Supplement to Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 — Air Transportation Stabilization Board. Two Warrant Supplements dated March 17, 2006, substantially identical in all material respects to this Exhibit have been entered into with each of the Supplemental Guarantors. (Exhibit 4.2(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006)

4.3

Registration Rights Agreement dated as of February 14, 2003 by and between and Frontier Airlines, Inc. as the Issuer, and the Holders of Warrants to Purchase Common Stock. Portions of this Exhibit have been omitted excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 25, 2003).

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

10.31

Airline Service Agreement between Frontier Airlines Holdings, Inc. and Republic Airlines, Inc. dated January 11, 2007. (Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

21.1†	List of Subsidiaries

Exhibit 23 – Consents of Experts:

23.1†	Consent of KPMG LLP.

Exhibit 31 - Certifications

31.1*	Section 302 certification of President and Chief Executive Officer, Sean E. Menke.

31.2*	Section 302 certification of Senior Vice President – Finance and Principal Financial Officer, Edward M. Christie, III.

Exhibit 32 - Certifications

32.1**	Section 906 certifications of President and Chief Executive Officer, Sean E. Menke

32.2**	Section 906 certifications of Senior Vice President – Finance and Principal Financial Officer, Edward M. Christie, III

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
†	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of July 29, 2008.

FRONTIER AIRLINES HOLDINGS, INC.

By:	/s/ SEAN E. MENKE
	Name:	Sean E. Menke
	Title:	Chief Executive Officer and Director (Principal Executive Officer)