Form 10-Q
period 2008-06-30
Frontier Airlines Holdings, Inc.
filed 2008-08-15
CIK 1351548

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-51890

FRONTIER AIRLINES HOLDINGS, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION as of April 10, 2008)

(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (720) 374-4200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐  Accelerated filer ☒   Non-accelerated filer ☐  Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Company’s Common Stock outstanding as of August 15, 2008 was 36,945,744.

FORWARD-LOOKING STATEMENTS

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

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A ‘‘Risks Related to Frontier’’ and ‘‘Risks Associated with the Airline Industry” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (“2008 Form 10-K”).   In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

In this report, references to “us,” “we,” or the “Company” refer to Frontier Airlines Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context requires otherwise.

CHAPTER 11 REORGANIZATION

On April 10, 2008 (the “Petition Date”), we and our subsidiaries Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD). We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we might propose and that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities. In addition, trading of our common stock on the NASDAQ Stock Exchange was suspended on April 22, 2008, and our common stock was delisted from the NASDAQ Stock Exchange on May 22, 2008.  Additional information about our Chapter 11 filing is available on the internet at www.frontierairlines.com/restructure and Bankruptcy Court filings and claims information are also available at
www.frontier-restructuring.com.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of April 10, 2008)

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$59,314	$120,837
Investment securities	7,480	8,501
Restricted investments	115,503	74,119
Receivables, net of allowance for doubtful accounts of $624 and $400 at June 30, 2008 and March 31, 2008, respectively	60,690	57,687
Prepaid expenses and other assets	29,280	26,428
Inventories, net of allowance of $511 and $490 at June 30, 2008 and March 31, 2008, respectively	18,883	17,451
Assets held for sale	958	1,263
Total current assets	292,108	306,286
Property and equipment, net (note 7)	811,547	870,444
Security and other deposits	25,499	25,123
Aircraft pre-delivery payments	13,985	12,738
Restricted investments	2,845	2,845
Deferred loan fees and other assets	15,511	32,535
Total assets	$1,161,495	$1,249,971

Liabilities and Stockholders’ Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$40,722	$79,732
Air traffic liability	236,904	226,017
Other accrued expenses (note 9)	58,872	84,058
Current portion of long-term debt (note 10)	—	38,232
Pre-delivery payment financing (note 9)	3,139	3,139
Deferred revenue and other liabilities (note 8)	18,352	18,189
Total current liabilities not subject to compromise	357,989	449,367
Long-term debt related to aircraft notes (note 10)	—	532,086
Convertible notes (note 10)	—	92,000
Deferred revenue and other liabilities (note 8)	23,462	24,399
Total liabilities not subject to compromise	381,451	1,097,852
Liabilities subject to compromise (note 5)	684,802	—
Total liabilities	$1,066,253	$1,097,852

Stockholders’ equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,945,744 and 36,627,455 shares issued and outstanding at March 31, 2008 and March 31, 2007, respectively	37	37
Additional paid-in capital	196,232	195,874
Unearned ESOP shares (note 11)	(411)	(616)
Accumulated other comprehensive loss, net of tax (note 11)	—	(299)
Retained deficit	(100,616)	(42,877)
Total stockholders’ equity	95,242	152,119
Total Liabilities and Stockholders’ Equity	$1,161,495	$1,249,971

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of April 10, 2008)

Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2008	2007
Revenues:
Passenger	$349,091	$332,502
Cargo	1,699	1,510
Other	9,697	10,758

Total revenues	360,487	344,770

Operating expenses:
Flight operations	46,465	46,333
Aircraft fuel	174,389	104,703
Aircraft lease	29,524	28,330
Aircraft and traffic servicing	46,422	44,638
Maintenance	29,736	24,798
Promotion and sales	32,889	34,297
General and administrative	12,832	15,332
Operating expenses - regional partners	26,650	34,357
Employee separation and other charges	574	—
Gains on sales of assets, net	(8,833)	(22)
Depreciation	11,327	10,401

Total operating expenses	401,975	343,167

Operating income (loss)	(41,488)	1,603

Nonoperating income (expense):
Interest income	1,291	3,547
Interest expense (contractual interest expense was $8,318 for the period ending June 30, 2008) (note 10)	(7,294)	(8,467)
Loss from early extinguishment of debt	(239)	—
Other, net	(1,422)	(166)

Total nonoperating expense, net	(7,664)	(5,086)

Loss before reorganization items and income tax expense	(49,152)	(3,483)

Reorganization expenses (note 4)	8,587	—

Loss before income tax expense	(57,739)	(3,483)

Income tax expense	—	—

Net loss	$(57,739)	$(3,483)

Loss per share (note 13):
Basic and diluted	$(1.56)	$(0.10)

Weighted average shares of common stock outstanding:
Basic and diluted	36,946	36,635

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(57,739)	$(3,483)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities prior to reorganization items:
Compensation expense under long-term incentive plans and employee stock ownership plans	563	716
Depreciation and amortization	11,536	10,781
Provisions recorded on inventories and assets beyond economic repair	395	233
Gains on disposal of equipment and other, net	(8,833)	(22)
Mark to market adjustments on derivative contracts	(7,352)	(594)
Proceeds received from settlement of derivative contracts	23,151	4,337
Loss on early extinguishment of debt	239	—
Unrealized loss on short-term investments	1,320	—
Reorganization items	8,587	—
Changes in operating assets and liabilities:
Restricted investments	(41,384)	(15,791)
Receivables	624	(9,093)
Security and other deposits	(800)	(5)
Prepaid expenses and other assets	(2,852)	(1,731)
Inventories	(1,453)	3,392
Other assets	(146)	(115)
Accounts payable	14,271	11,300
Air traffic liability	10,886	30,860
Other accrued expenses	(14,422)	4,275
Deferred revenue and other liabilities	(773)	3,481
Net cash provided (used) by operating activities	(64,182)	38,541

Cash flows from reorganization activities:
Net cash used by reorganization activities	(3,871)	—

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(1,247)	(10,518)
Proceeds from the sale of property and equipment and assets held for sale	59,304	249
Capital expenditures	(4,949)	(77,983)
Net cash provided by (used in) investing activities	53,108	(88,252)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	31
Proceeds from long-term borrowings	—	69,665
Extinguishment of long-term borrowings	(33,754)	—
Principal payments on long-term borrowings	(12,741)	(7,160)
Payment of financing fees	(83)	(375)
Net cash provided (used) by financing activities	(46,578)	62,161

Net increase (decrease) in cash and cash equivalents	(61,523)	12,450

Cash and cash equivalents, beginning of period	120,837	202,981

Cash and cash equivalents, end of period	$59,314	$215,431

Supplemental Disclosure of Cash Flow Information:

Application of Pre-Delivery Payments:  During the three months ended June 30, 2007, the Company applied pre-delivery payments of $23,095,000 towards the purchase of aircraft and LiveTV equipment.

See accompanying notes to consolidated financial statements

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES

(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to Consolidated Financial Statements

June 30, 2008

1.  Chapter 11 Reorganization

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries, Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx Aviation”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD). Frontier Holdings, Frontier Airlines, and Lynx Aviation (collectively the “Debtors” or the “Company”) will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Reasons for Bankruptcy

The Debtors’ Chapter 11 filings followed an unexpected attempt by the Company’s principal credit card processor in April 2008 to substantially increase a “holdback” of customer receipts from the sale of tickets. This change in established practices would have represented a material negative change to the Debtors’ cash forecasts and business plan, put severe restraints on the Debtors’ liquidity and made it impossible for the Debtors to continue normal operations.  Due to historically high aircraft fuel prices, continued low passenger mile yields, cash holdbacks instituted by the Company’s other credit card processor, and the threatened increased holdback from the Company’s principal bankcard processor, the Company determined that it could not continue to operate without the protections provided by Chapter 11.

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

Creditors’ Committee

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  The Creditors’ Committee has been generally supportive of the Debtors’ positions on various matters; however, there can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

Executory Contracts – Section 365

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-Q, including where applicable, the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code.  As of the date of this filing, the Company’s most significant executory contracts rejected include the Republic Airlines, Inc. regional partner contract as discussed in Note 2 and the contract for a new headquarters building.  Claims may arise as a result of rejecting any executory contract.  These financial statements do no include the effects of any future claims as the date for filing claims has not yet been established and will be recorded in accordance with Statements of Financial Accounting Standards No. 5, Accounting for Contingencies.  Certain claims filed may have priority above unsecured creditors.

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

Automatically, upon commencing a Chapter 11 case, a debtor has the exclusive right for 120 days after the petition date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptances of their plan.  On August 1, 2008, the Bankruptcy Court extended these periods to February 2, 2009, and April 6, 2009, respectively, and these periods may be extended further by the Bankruptcy Court for cause.    If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

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

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations.  See Note 4 “Reorganization Items” for additional information.

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate liquidity; (iii) the ability of the Company to generate cash from operations; (iv)  the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (v) the Company’s ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings.  In particular such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities; (b)  as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effects of any changes that may be made in its business.  A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Negative events associated with the Debtor’s Chapter 11 proceedings, could adversely affect sales of tickets and the Debtor’s relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtor’s operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.  Because of the risks and uncertainties associated with the Debtors’ Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about the Debtors’ ability to continue as a going concern.

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

2.     Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared on a going concern basis in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The accompanying Condensed Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.

In accordance with U.S. generally accepted accounting principles “GAAP”, the Company has applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with the temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at June 30, 2008 as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 4).

While operating as debtors-in-possession , the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as permitted in the ordinary course of business.  These dispositions and settlements may be in amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

Financial results, as measured by net income, for the Company and airlines in general, are seasonal in nature.  More recently, the financial results for the Company’s first and second fiscal quarters generally have exceeded it third and fourth fiscal quarters.  Seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009.

Reclassification of Prior Year Amounts

Certain prior year items have been reclassified to conform to the current year presentation.

Nature of Business

The Company provides air transportation for passengers and freight through its wholly-owned subsidiaries.  On April 3, 2006, Frontier Airlines, Inc. (“Airlines”) completed its corporate reorganization (the “Reorganization”) and as a result, Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, Inc., a Delaware corporation.  Airlines was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994.  In September 2006, the Company formed a new subsidiary, Lynx Aviation, Inc. (“Lynx Aviation”).  The Company currently operates routes linking from its Denver, Colorado hub to 52 destinations including destinations in Mexico, Canada and Costa Rica.  As of June 30, 2008, the Company operated a fleet of 47 Airbus A319 aircraft, 11 Airbus A318 aircraft, two Airbus A320 aircraft, and ten Bombardier Q400 aircraft (operated by Lynx Aviation) from its base in Denver, Colorado and had approximately 5,800 employees.

Lynx Aviation

Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The purchase agreement was assumed by Lynx Aviation and Lynx Aviation took title of the first ten aircraft deliveries which were purchased during the year ended March 31, 2008.  During the year ended March 31, 2008,

Lynx Aviation completed five sale-leaseback transactions on these aircraft. The aircraft are operated by Lynx Aviation under a separate operating certificate.  Lynx Aviation may exercise its options to purchase the remaining option aircraft no later than 12 months prior to the first day of the month of the scheduled delivery date.  On July 31, 2008, Lynx exercised its option on the first of the ten additional aircraft.

Lynx Aviation has entered into a capacity purchase agreement with Frontier, effective December 7, 2007, whereby Frontier pays Lynx Aviation a contractual amount for the purchased capacity regardless of the revenue collected on those flights.  The amount paid to Lynx Aviation is based on operating expenses plus a margin.  The payments made under this agreement are eliminated in consolidation, and the passenger revenues generated by Lynx Aviation are included in passenger revenues in the consolidated statements of operations.  Payments made under the capacity purchase agreement during the three months ended June 30, 2008 were $12,035,000.   See Note 14 for operating segment information which includes the presentation of our operating segments and with how their operations impact the overall network and profitability.

      Regional Partners

The Company’s agreement with Republic Airlines, Inc. (“Republic”), which commenced in January 2007, under which Republic operated up to 17 76-seat Embraer 170 aircraft, terminated in June 2008. Frontier established the scheduling, routes and pricing of the flights operated under the Republic agreement. The Company compensated Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses.  The agreement provided for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned.  In April 2008, as part of the bankruptcy proceeding, the Company reached a mutual agreement on the terms under which Frontier would reject the agreement for a structured reduction and gradual phase-out of 12 delivered aircraft, which was completed on June 22, 2008.

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

3.     New Accounting Standards

New Accounting Standards Not Yet Adopted

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect FAS 162 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the impact of adopting FSP APB 14-1.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.
ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of EITF 03-6-1. The Company has not yet determined the impact of adopting EITF 03-6-1.

New Accounting Standards Adopted During the Quarter

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157,  Fair Value Measurements (“FAS 157”). This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;
Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$59,314	$—	$—	$59,314
Restricted cash	115,503	—	—	115,503
Short-term investments	3,740	3,740	—	7,480
	$178,557	$3,740	$—	$182,297

Cash and cash equivalents/restricted cash:

Short-term cash investments consist of the following: (a) bond money market funds and commercial paper with maturities of less than three months, classified as held-to-maturity and are carried at amortized cost which approximates fair value and (b) money market funds with maturities of less than three months, classified as available for sale securities and stated at fair value.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. These securities are valued using inputs observable in active markets and therefore are classified as level 1 within our fair value hierarchy.

Restricted investments primarily relate to funds held by companies which process credit card sale transactions and credit card processors and are invested in money market accounts.  They also include cash deposits that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities and cash held in escrow for asset sales and charter flights.  Restricted investments are carried at cost, which management believes approximates fair value.  Maturities are for one year or less and the Company intends to hold restricted investments until maturity.

Short-term investments:

Short-term investments consisted solely of two available for sale securities which are invested in auction rate securities (“ARS”).  At March 31, 2008, the fair values of the Company’s ARS, all of which are collateralized by student loan portfolios, were estimated through discounted cash flow models.  Beginning in March 2008, the auctions for all of the ARS were unsuccessful, resulting in the Company continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market, the Company recorded an unrealized loss on those ARS of $0.3 million, on the principal value of $8.8 million, which is reflected as accumulated other comprehensive loss in the condensed consolidated balance sheet at March 31, 2008.

During the quarter ended June 30, 2008, the Company recorded an unrealized loss in other nonoperating expenses of $1.3 million related to the measurement of both auction rate securities at current estimated fair value.  The reclassification of the impairment from other comprehensive income was due to the Company’s conclusion that the impairment was no longer temporary.  This was a result of the sale of one of the securities below par value in July 2008.  As such, both securities have been valued based on the percentage of value received on the sale of one of the securities as they both are collateralized by similar loan portfolios and the Company believes this approximates fair value.  Since the value was obtained from quoted prices in active markets, the security that was sold subsequent to June 30, 2008 was deemed to be valued using level 1 input based on its actual subsequent sale and the remaining security was deemed to be valued using level 2 input given the similar asset recently sold.

4.     Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11.  The Debtors’ reorganization items consist of the following:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007
	(In thousands)
Professional fees directly related to reorganization	$7,361	$—
Other	1,226	—
Total reorganization items	$8,587	$—

Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors.   Other expenses are primarily related to fees and penalties associated with the temporary payment default on aircraft loans.  Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

Reorganization items excludes the gain on the sale of aircraft described in Note 7, since those aircraft were part of the Company’s routine operational decision to address planned reductions in capacity and desires to improve liquidity in reaction to economic conditions and fuel price increases.  The Company obtained signed letters of intent and deposits on the anticipated aircraft sales prior to the Company’s unanticipated Bankruptcy filing.  Reorganization items also exclude the employee separation and other charges recorded during the quarter, as the amounts relate to normal operations of the business rather than charges resulting from the chapter 11 reorganization.  The charges follow the Company’s planned reductions in capacity in reaction to economic conditions explained above.

Net cash paid for reorganization items totaled $3,871,000.  The Company paid $1,226,000 in fees and penalties related to the temporary payment default on secured borrowings and $2,645,000 in professional and other fees.

5.     Liabilities Subject to Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included secured debt as a liability subject to compromise as management believes that there remains uncertainty to the terms under a plan of reorganization since the filing recently occurred.  Liabilities subject to compromise also include debt related to the planned aircraft sales due to the uncertainty that is typically associated with closing of these complex transactions.  At hearings held in April 2008, the Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations (including fuel supply and fuel contracts), insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals.  Obligations associated with these matters are not classified as liabilities subject to compromise.

In accordance with SOP 90-7, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt.  When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing discounts or premiums, and debt issuance costs to the extent necessary to report the debt at this allowed amount).  Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, should not be adjusted.  The Company has not adjusted the debt issuance cost for any unsecured debt as the amount of allowable claim has not yet been determined since the filing recently occurred.  Debt issuance costs on secured debt have not been adjusted as the Company continues to make payments based on the original contract terms. If debt is retired upon the sale of aircraft, the related debt issuance costs are written off as a loss from early extinguishment of debt in the period the debt is retired.

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of pre-petition claims will be required to file proofs of claims by a bar date to be determined by the court.  A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases.  The Debtors will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consist of the following:

	June 30, 2008	March 31, 2008
	(In thousands)
Accounts payable and other accrued expenses	$55,024	$—
Property tax payable	6,680	—
Accrued interest expense	4,477	—
Accrued maintenance events	2,798	—
Secured debt	523,823	—
Convertible notes	92,000	—
Total liabilities subject to compromise	$684,802	$—

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, all of which were not paid.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

6.     Equity Based Compensation Plans

For the three months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of $358,000 and $256,000, respectively, for stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and cash settled restricted stock units granted under the Company’s 2004 Equity Plan. Unrecognized stock-based compensation expense related to unvested options and awards outstanding as of June 30, 2008 was approximately $4,924,000, and will be recorded over the remaining vesting periods of one to five years (if the Company’s Equity Incentive Plan is not canceled pursuant to a plan of reorganization).  At June 30, 2008, the weighted average remaining recognition period for options, RSU awards, and cash settled restricted stock awards was 2.8 years, 2.6 years and 2.8 years, respectively.

During the three months ended June 30, 2008 (and prior to the Company filing for bankruptcy under Chapter 11), the Company granted 1,208,858 SARs at a weighted average exercise price of $2.11 per share with a grant-date fair value of $0.73.  During the three months ended June 30, 2008, the Company also granted 166,540 RSUs and 300,340 cash settled restricted stock awards at a weighted average grant date market value of $2.11.  Due to the Company’s bankruptcy filing, we do not believe that the share-based compensation granted under the 2004 Equity Plan will have any value.

7.     Property and Equipment, Net

As of June 30, 2008 and March 31, 2008, property and equipment consisted of the following:

	June 30,	March 31,
	2008	2008
	(In thousands)
Aircraft, spare aircraft parts, and improvements to leased aircraft	$883,876	$942,162
Ground property, equipment and leasehold improvements	55,817	55,176
Computer software	17,288	17,280
Construction in progress	2,988	4,548
	959,969	1,019,166
Less accumulated depreciation	(148,422)	(148,722)

Property and equipment, net	$811,547	$870,444

Property and equipment includes capitalized interest of $3,017,000 and $2,864,000 at June 30, 2008 and March 31, 2008, respectively.

During the three months ended June 30, 2007, the Company recorded additional depreciation expense of $1,359,000 related to a change in estimate of the useful life of its aircraft seats due the implementation of a program to replace the Airbus seats with new leather seats which was completed in May 2008.

Sale of Aircraft

In March 2008 the Company signed a letter of intent for the sale of four aircraft including two A319 aircraft and two A318 aircraft.  In May 2008, the Company sold the two Airbus A319 aircraft for proceeds of $59,000,000, with total net book values of $52,116,000 and approximately $3,000,000 of unused reserves under maintenance contracts in which the Company was reimbursed.  This resulted in retirement of debt of $33,754,000 related to the mortgage on the sold aircraft and a book gain of $9,200,000 on the transactions, net of transaction costs.  In August 2008, the Bankruptcy Court authorized the Company to sell a total of six additional Airbus A319 aircraft to the same party in August 2008 with net book values estimated to be $153,079,000, and to terminate the agreement to sell the final two A318 aircraft under the March 2008 letter of intent, which will result in the sale of a total of eight owned aircraft.  On August 5, 2008, the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) whereby the Company will sell and lease back one Airbus 319 Aircraft.  The Company also plans to return three leased aircraft A319 Aircraft to GECAS starting in September through January 2009 under the memo of understanding with GECAS.  These assets have not been classified as assets held for sale on the balance sheet because these assets are still held and used in the Company’s operations.

8.     Deferred Revenue and Other Liabilities

At June 30, 2008 and March 31, 2008, deferred revenue and other liabilities consisted of the following:

	June 30,	March 31,
	2008	2008
	(In thousands)
Deferred revenue primarily related to co-branded credit card	$24,625	$24,472
Deferred rent	16,594	17,489
Other	595	627

Total deferred revenue and other liabilities	41,814	42,588
Less current portion	(18,352)	(18,189)

	$23,462	$24,399

9.     Other Accrued Expenses and Pre-Delivery Deposit Financing not Subject to Compromise

Other Accrued Expenses

At June 30, 2008 and March 31, 2008, other accrued expenses not subject to compromise consisted of the following:

	June 30,	March 31,
	2008	2008
	(In thousands)
Accrued salaries and benefits	$29,132	$37,456
Federal excise and other passenger taxes payable	21,700	30,298
Property and income taxes payable	—	3,801
Other	8,040	12,503

	$58,872	$84,058

Pre-Delivery Deposit Financing

In November 2007, the Company entered into a pre-delivery deposit facility (“PDP Facility”) for the purpose of financing obligations to make pre-delivery payments on eight A320 aircraft.  The PDP Facility allowed the Company to draw up to $22,200,000  for aircraft deliveries through August 2010. As of June 30, 2008, the Company had $3,139,000 outstanding under the PDP Facility for A320 aircraft delivery originally scheduled for February 2009. Pursuant to a stipulation approved by the Bankruptcy Court, this amount was repaid in July 2008 and the facility was terminated.  As such, the amount outstanding is classified as not subject to compromise on the consolidated balance sheets.

10.   Secured and Unsecured Borrowings

Secured and unsecured borrowings at June 30, 2008 and March 31, 2008 consisted of the following:

	June 30,	March 31,
	2008	2008
	(In thousands)

Convertible Notes, fixed interest rate of 5.0%	$92,000	$92,000

Credit Facility, secured by eligible aircraft parts (1)	3,000	3,000

Aircraft Notes, secured by aircraft:
Aircraft notes payable, fixed interest rates with a 6.70% and 6.55% weighted average interest rate at June 30, 2008 and March 31, 2008, respectively (2)	77,893	79,338
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 4.62% and 4.59% at June 30, 2008 and March 31, 2008, respectively (3)	439,716	484,601
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 6.50% and 8.06% at June 30, 2008 and March 31, 2008, respectively (4)	3,214	3,379

Total Debt	615,823	662,318
Less: current maturities	—	(38,232)
Long-Term debt	$615,823	$624,086

(1)   Credit Facility

In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to support letters of credit and for general corporate purposes. The initial Credit Facility was renewed for another period ending July 2009.  Under this facility, the Company may borrow the lesser of $20,000,000 (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts which secures this debt.  The amount available for letters of credit is equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility is based on a designated rate plus a margin.  In addition, there is a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount.  The amount available for borrowings under the Credit Facility based on a percentage of the current market value of the eligible spare parts collateral at June 30, 2008 was $17,078,000.  The Company has reduced the amount available for borrowings by letters of credit issued of $13,304,000 and short-term borrowings of $3,000,000.  As a result of the Chapter 11 filing, the Company is currently under default under this agreement and currently cannot borrow additional amounts under this facility.

(2)   Secured Aircraft Notes payable – fixed interest rates

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

(3)   Secured Aircraft Notes payable – variable interest rates

During the years ended March 31, 2003 through March 31, 2008, the Company borrowed $549,503,000 for the purchase of 22 Airbus aircraft.  These senior aircraft loans have terms of 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR.  At the end of the term, there are balloon payments for each of these loans.  A security interest in the aircraft secures the loans.

During the year ended March 31, 2008, the Company borrowed $32,346,000 for the purchase of two Bombardier Q400 aircraft. These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR.  A security interest in the aircraft secures these loans.

(4)          Junior Secured Aircraft Notes payable – variable interest rates

During the year ended March 31, 2006, the Company borrowed $4,900,000 for the purchase of an Airbus aircraft.  This junior loan has a seven-year term with quarterly installments currently of $250,000. A security interest in the aircraft secures the loans.

Other Revolving Facility and Letters of Credit

In July 2005 and subsequently amended, the Company entered into an agreement with a financial institution for a $5,750,000 revolving line of credit that permits us to issue letters of credit up to $5,000,000.  As of June 30, 2008, the Company had utilized $4,197,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.  The Company also entered into a separate agreement with this financial institution whereas the Company has a letter of credit fully cash collateralized of $2,845,000.  In June 2008, the Company entered into a stipulation with the financial institution, which was approved by the bankruptcy court, which resulted in the financial institution releasing its liens on working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The amount of cash collateral required was for full cash collateralization of letters of credit outstanding and to be issued and was a total of $7,437,000 in cash collateral classified as restricted investments on our balance sheet on June 30, 2008.

Contractual Interest Expense

Subsequent to the Company’s Chapter 11 filing, the Company records post-petition interest on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceedings or that it is probable that the interest will be an allowed claim.  Had the Company recorded interest expense based on all of its pre-petition contractual obligations, interest expense would have increased by $1,024,000 during the three months ended June 30, 2008.

11.   Equity

Unearned ESOP shares

In March 2008, the Company issued and contributed 300,000 shares to the Employee Stock Ownership Plan (“ESOP”).  Compensation expense for the ESOP for three months ended June 30, 2008 and 2007 was $205,500 and $459,000, respectively.  Due to the Company’s bankruptcy filing, we do not believe that the shares in the ESOP Plan will have any value upon emergence from bankruptcy.

                         Comprehensive Income (Loss)

        A summary of the comprehensive income (loss) at June 30, 2008 and 2007 is as follows:

	June 30,	June 30,
	2008	2007
	(In thousands)
Net loss	$(57,739)	$(3,483)
Other comprehensive income (loss):
Reclassification of previously recognized unrealized losses now deemed other than temporary	299	—
Total comprehensive loss	$(57,440)	$(3,483)

12.   Fuel Hedging Transactions

The Company’s operations are inherently dependent upon the price of and availability of aircraft fuel.  In November 2002, the Company initiated a fuel hedging program using a variety of financial derivative instruments.  These fuel hedges do not qualify for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and, as such, realized and non-cash marks to market adjustments are included in aircraft fuel expense.

The results of operations for the three months ended June 30, 2008 and 2007 include changes to the fair value and settlement of fuel hedge contracts in the amount of $7,352,000 and $594,000, respectively, recorded as a reduction to fuel expense. Cash settlements for fuel derivatives contracts settled during the three months ended June 30, 2008 and June 30, 2007 were receipts of $23,151,000 and $4,337,000, respectively.

Due to the Company’s Chapter 11 filing, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in May 2008 and subsequently settled.

The following table summarizes the components of aircraft fuel expense for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Aircraft fuel expense – mainline and Lynx Aviation	$174,389	$104,703
Aircraft fuel expense – included in regional partners	11,633	11,074
Total system-wide fuel expense	186,022	115,777
Changes in fair value and settlement of fuel hedge contracts	7,352	594
Total raw aircraft fuel expense	$193,374	$116,371

13.   Loss Per Share

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

During the three months ended June 30, 2008 and 2007, 8,900,000 shares that would be issued upon assumed conversion of the convertible notes were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Also, during the three months ended June 30, 2007, $665,000 of interest on the convertible notes, net of capitalized interest, was excluded from the calculation of diluted earnings per share.

For the three months ended June 30, 2008 and 2007, the common stock equivalents of the weighted average options, SARS, and RSUs, 77,000 and 254,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the three months ended June 30, 2008 and 2007, the weighted average options, SARs, and RSUs outstanding of 4,135,000 and 2,132,000, respectively, and warrants of 3,833,946 were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

14.   Operating Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three primary operating and reporting segments, which consists of mainline operations, Regional Partner operations, and Lynx Aviation operations.  Mainline operations include service operated by Frontier using Airbus aircraft.  Regional Partner operations include regional jet service operated by Republic and Horizon.  Lynx Aviations operations, a subsidiary of Frontier Holdings, includes service operated using Bombardier Q400 aircraft, which began revenue flight service on December 7, 2007.  The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss). However, the Company does not manage the business or allocate resources solely based on segment operating profit or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.

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

Financial information for the three months ended June 30, 2008 and 2007 for the Company’s operating segments is as follows:

	Three months ended
	June 30,
	2008	2007
	(In thousands)
Operating revenues:
Mainline – passenger and other (1)	$325,046	$315,948
Regional Partners – passenger	17,465	28,822
Lynx Aviation – passenger	17,976	—
Consolidated	$360,487	$344,770

Operating income (loss):
Mainline (2)	$(26,487)	$9,366
Regional Partner	(9,185)	(5,535)
Lynx Aviation (3)	(5,816)	(2,228)
Consolidated	$(41,488)	$1,603

	June 30,	March 31,
	2008	2008
	(In thousands)
Total assets at end of period:
Mainline	$1,042,811	$1,129,123
Regional Partner	—	202
Lynx Aviation	108,374	110,338
Other (4)	10,310	10,308
Consolidated	$1,161,495	$1,249,971

(1) Other revenues included in Mainline revenues consist primarily of cargo revenues, the marketing component of revenues earned under a co-branded credit card agreement and auxiliary services.

(2)  Mainline operating income (loss) includes realized and non-cash mark-to-market adjustments on fuel hedges, gains on sales of assets, net and employee separation costs and other charges.

(3)  Lynx Aviation operating costs consisted solely of start-up costs prior to December 7, 2007.

(4)  Includes the parent company, Frontier Holdings, including its investments in Frontier and Lynx Aviation, which are eliminated in consolidation.

15.   Restricted Investments

Restricted investments primarily relate to funds held by companies which process credit card sale transactions and credit card processors are invested in money market accounts.  They also include cash secured deposits that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities.

The Company has a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions.  As of March 31, 2008 and June 30, 2008, that amount totaled $$54,500,000 and $69,700,000, respectively.  In June 2008, the Company reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback has been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008.    In addition, a credit card company began a holdback during the fiscal year ending March 31, 2008 which totaled $15,500,000 at March 31, 2008 and $37,100,000 at June 30, 2008.  As of August 13, 2008, this requirement resulted in a decrease of $8,340,000 and the holdback was $28,760,000 for this credit card company.

16.   Subsequent Events

Debtor-in-Possession (“DIP”) Financing

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC, and CNP Partners, LLC (the “Lenders”), each a member of the Unsecured Creditors Committee in the Company’s Chapter 11 Bankruptcy cases.  The DIP Credit Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants.  The DIP Credit Agreement provides for the payment of interest at an annual rate of 16% interest, or annual interest of 14% if the Debtors pay the interest monthly.  The DIP Credit Agreement will mature on April 1, 2009.  On August 8, 2008, the DIP facility was funded in the amount of $30 million, before applicable fees of approximately $1.7 million. The Lenders will consider funding an additional $45.0 million subject to the terms and conditions of the DIP Credit Agreement.

Aircraft Purchase Obligations

In July 2008, the Company signed an agreement to defer the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 to November 2012.  This resulted in reimbursement of $11,485,000 of pre-delivery payments in July 2008.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2008 Form 10-K.

Overview

We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  We are the second largest jet service carrier at DIA based on departures.  We offer our customers a differentiated product, with new Airbus and Bombardier aircraft, comfortable passenger cabins that we configure with one class of seating, ample leg room, affordable pricing, and in-seat LiveTV with 24 channels of live television entertainment and four additional channels of current-run pay-per-view movies on our mainline routes.  In January 2007, the U.S. Department of Transportation (“DOT”) designated us as a major carrier.  As of August 13, 2008, we (including our wholly owned subsidiary Lynx Aviation) operated routes linking our Denver hub to 52 U.S. cities spanning the nation from coast to coast, five cities in Mexico, one city in Canada and one city in Costa Rica.

In December 2007, Lynx obtained its operating certificate to provide scheduled air transportation service from the Federal Aviation Administration (“FAA”).  The aircraft are operated by Lynx Aviation under its operating certificate.  Lynx Aviation began revenue service on December 7, 2007 upon receiving FAA certification.  Lynx Aviation currently provides service to 11 destinations.

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic Airlines, Inc. (“Republic”) to terminate our capacity purchase agreement with Republic as of June 22, 2008.  Republic Airlines retains its rights to file claims in the bankruptcy proceedings as a result of this terminated agreement. The agreement provided for a structured reduction and gradual phase-out of Republic’s 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008.

As of August 13, 2008, we operated a mainline fleet of 60 jets (38 of which we lease and 22 of which we own), consisting of 47 Airbus A319s, 11 Airbus A318s and two Airbus A320s, and a regional fleet of 10 Bombardier Q400 turboprop aircraft operated by Lynx Aviation.  During the three months ended June 30, 2008 and 2007, year-over-year mainline capacity decreased by 0.1% and increased by 14.2%, respectively, and we increased year-over-year mainline passenger traffic by 2.8% and 13.4%, respectively.

We currently lease or have preferential use of 21 gates on Concourse A at DIA on a preferential basis.  We use these 21 gates and seven commuter ground gates and share use of up to five common use gates to operate approximately 297 daily mainline flight departures and arrivals and 70 Lynx Aviation daily flight departures and arrivals.

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

Chapter 11 Bankruptcy Filings

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD). We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we might propose and that the value of our various pre-petition liabilities and other securities is highly speculative.  Trading of our common stock on the NASDAQ Stock Exchange was suspended on April 22, 2008, and our common stock was delisted from the NASDAQ Stock Exchange on May 22, 2008.  For additional information on our bankruptcy cases, please see Note 1 of the Notes to Consolidated Financial Statements.

Industry Overview

The U.S. Domestic airline industry continues to be negatively impacted by record high fuel prices.  The price of fuel per gallon increased by 62.1% over the same period last year and reached a new record high of $147 a barrel on July 11, 2008.  Since this record high, crude oil fell a 12 week low and as of August 13, 2008, the current price of fuel per gallon was $3.61. Domestic airlines have responded to these record fuel costs by reducing capacity, grounding airplanes, furloughing and/or reducing their workforce, raising ticket prices and imposing additional fees.  Based on airlines’ schedule filings through July 31, 2008, by November 2008 overall domestic capacity will be reduced by 11.4% year over year.  We estimated that capacity at DIA will only be down 5.2% year over year by November 2008.

In the Denver market, United Airlines has reduced its seat share from 71% to 44% of the Denver market since 2000.  During this same period, Frontier has grown its seat share from 8% to 23% of the total Denver market.  Southwest entered the Denver market in 2006 and currently has a 16% seat share in the Denver market.  In the markets Frontier serves, Frontier currently has a 31% seat share compared to United’s 35% seat share and Southwest’s 20% seat share.   By November 2008, we believe United will have 33.8% seat share in Frontier markets, compared to Frontier’s 31.6% seat share.

In June 2008, United Airlines announced further cuts that will result in the retirement of 100 mainline jets and a one-time reduction of domestic capacity by up to 18%.  United’s projected capacity reduction from November 2007 to November 2008 is 19.8% at DIA, resulting in a 16% reduction in total Denver seat share and 7.7% reduction of seat share in Frontier’s markets.  During this same period, however, Southwest will increase is total Denver capacity by 114% and its seat share in Frontier markets by 11.5%.  Southwest had 82 daily departures at the end of June 2008 from DIA, which is anticipated to increase to 95 by early September 2008 and 115 by the end of the year.  Denver is not experiencing the same capacity decreases in total as other markets due to Southwest’s growth in the Denver market.

The majority of Southwest’s growth at DIA has come at the expense of United and other carriers.  From June 2007 to June 2008, Frontier’s passenger growth at Denver has outpaced all other airlines, including Southwest.  Frontier has also averaged approximately 10 points higher in average load factor with a higher average yield compared to Southwest over the last twelve months.  Southwest’s presence is, however, negatively impacting yields with its lower fare structure.  Despite the lower fares, we believe our combination of lower costs than United, comparable costs (excluding fuel) to Southwest, and stronger revenue than Southwest allows us to effectively compete in the Denver market.

Summary of First Quarter Results

During the three months ended June 30, 2008, we had a net loss of $57,739,000 or $1.56 per diluted share, as compared to a net loss of $3,483,000 or 10¢ per diluted share for the three months ended June 30, 2007. Our net loss for the quarter ended June 30, 2008 includes $8,587,000 of reorganization expenses related to our bankruptcy filing, a gain on the sale of assets of $8,333,000, employee separation costs of $574,000 and a net gain of $7,352,000 of fuel hedge contracts.  Our net loss for the quarter ended June 30, 2007 included Lynx start-up costs of $2,228,000 and a net gain of $594,000 of fuel hedge contracts.

We increased passenger revenue by 3.3% in the three months ended June 30, 2008, over the prior year as a result of increasing our passenger yields per ASM, or RASM, by 3.0%.  The increase in our passenger revenue can be primarily attributed to the increase in our load factor year-over-year by 2.3 points offset by a decrease in our average fare from $101.43 to $99.21 or 2.2%.

Our mainline CASM, or cost per available seat mile, for the three months ended June 30, 2008 and

2007 was 11.04¢ and 9.62¢, respectively, an increase of 14.8%.  The increase in mainline CASM was largely due to an increase in fuel expense to 5.22¢ per ASM from 3.29¢ per ASM for the three months ended June 30, 2008 and 2007, respectively, an increase of 58.7%.  Mainline CASM excluding fuel was 5.82¢ per ASM as compared to 6.33¢ per ASM for the three months ended June 30, 2008 and 2007, respectively, a decrease of 8.1%.  This decrease in mainline CASM excluding fuel is due to several cost savings strategies implemented, including workforce reductions, temporary wage and benefit concessions, network adjustments and gains on the sale of two aircraft during the quarter.

Despite our improvements in passenger yields and decrease in mainline CASM excluding fuel, historically high aircraft fuel prices continue to negatively impact our financial performance.  Our losses have been primarily driven by rising fuel costs and our inability to pass these increases on to our customers due to a highly competitive market.  Our average fuel cost per gallon, including hedging activities, was $3.68 for the three months ended June 30, 2008 compared to $2.27 for the year ended June 30, 2007, an increase of 62.1%.

As of April 10, 2008 (the date we filed for relief under the Bankruptcy Code), we had more than $108 million in unrestricted cash, cash equivalents and short-term investments. Our ability, both during and after the Chapter 11 case, to continue as a going-concern is dependent upon, among other things, our ability (i) to successfully achieve required cost savings to complete our restructuring; (ii) to maintain adequate liquidity; (iii) to generate cash from operations; (iv) to secure financing; (v) to negotiate favorable terms with our bankcard processors and credit card companies;  (vi) to confirm a plan of reorganization under the Bankruptcy Code; and (vii) to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

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

Network Adjustments and Capacity Reductions

In June 2008, we announced plans to reduce mainline capacity year-over-year by approximately 17% for the September through March timeframe. That will include frequency reductions in some markets and seasonal reductions. These reductions will be phased in starting mid-August and completed by the end of September.  With the route adjustments, termination of the Republic contract and the planned sale or lease termination of a total of 11 aircraft, we anticipate system-wide capacity to decline by approximately 8% in our fiscal quarter ending September 30, 2008 over the same period last year and system-wide capacity to decline by 20% in the fiscal quarter ending December 31, 2008 as compared to the same period last year. With these reductions in our fleet, in September 2008 we intend to implement reductions in our personnel and operations to achieve the cost savings associated with this reduction in our fleet and routes.

On April 23, 2008, we announced that we reached a mutual agreement with Republic Airways on the terms under which Frontier would reject the capacity purchase agreement.  There was a structured reduction and gradual phase-out of Republic’s 12 aircraft from our daily operation which was completed in June 2008.  In conjunction with the termination of service by Republic, we discontinued service to six markets.

Cost Structure

In May 2008, we reached agreements with our pilot and dispatchers unions on temporary wage and benefit concessions.  In June 2008, the Teamsters Union, which represents approximately 450 mechanics, tool room employees and others, also agreed to temporary wage and benefit concessions.  All other employees were given wage reductions effective June 1, 2008.  These wage concession will expire at the end of September 2008. We are entering discussions on these matters with our organized labor groups as provided under the temporary agreements.

In June 2008 we announced reductions in our workforce in conjunction with the announcement of the 17% capacity reductions.  We have implemented early out programs and voluntary leaves, however, to date we have eliminated over 600 positions most of which will take effect on September 1, 2008.

Liquidity and Revenue Initiatives

In May 2008, we closed on the sale of two Airbus A319 aircraft for net proceeds of $25.2 million after retirement of the related debt.  On August 5, 2008 the Bankruptcy Court authorized the Company’s transaction with VTB Leasing to sell an additional six of our 47 Airbus A319 aircraft to VTB Leasing for onward lease to Rossiya Airlines. This agreement amends an earlier agreement where VTB Leasing was to purchase two A319 and two A318 aircraft. Under the revised agreement, VTB Leasing will not take delivery of the originally agreed upon two A318 aircraft to be delivered in August 2008 and will instead will purchase an additional six A319 aircraft.   On August 5, 2008, the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) whereby the Company will sell and lease back up to four Airbus 319 Aircraft.  We will also return three leased aircraft A319 Aircraft to GECAS starting in September 2008 through January 2008. In total, we will realize approximately $80 million in net proceeds from these transactions in addition to the $25.2 million of net proceeds for the closed aircraft sales.

In July 2008, we deferred the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 to November 2012.  These deferrals have reduced our near term funding requirements and debt burden.  This resulted in reimbursement of $11,485,000 of pre-delivery payments in July 2008.

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC and CNP Lenders, LLC (the “Lenders”), each a member of the Unsecured Creditors Committee in our Chapter 11 Bankruptcy cases.  The DIP Credit Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants.  The DIP Credit Agreement provides for the payment of interest at an annual rate of 16%, or annual interest of 14% if the Debtors pay the interest monthly.  The DIP Credit Agreement will mature on April 1, 2009.  On August 8, 2008, the DIP facility was funded in the amount of $30 million, which is gross of approximately $1.7 million of applicable fees.  The Lenders will consider funding an additional $45 million subject to the terms and conditions of the DIP Credit Agreement.

In May 2008, we introduced a $25 fee for a second checked bag. This fee, which is effective for tickets purchased on or after June 10, 2008, does not apply to EarlyReturns Summit and Ascent members.  We also announced increases in our fees for certain other services such as checked pets and oversized bag fees. The increases mostly range from $10 to $100 per service.  We have also announced the elimination of standby passengers, changes in add collect fees and increased change fees. We estimate that new and increased fees announced this quarter will generate $40 million to $50 million in incremental annual revenue.

Results of Operations

Frontier Holdings includes the following operations: our mainline operations, which consists of 60 Airbus aircraft; our Regional Partner operations operated by Republic and Horizon (“Regional Partners”); and Lynx Aviation.  Lynx Aviation and our Regional Partners services are separate and apart from our mainline operations.

To evaluate the separate segments of our operations, management has segregated the revenues and costs of our operations as follows:  Passenger revenue for our Regional Partners and for Lynx Aviation represents the revenue collected for flights operated by these carriers.  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses between mainline, our Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

The following table provides certain of our financial and operating data for the three months ended June 30, 2008 and 2007.  Mainline and combined data exclude the expenses of Lynx Aviation prior to receiving FAA approval to fly, which occurred in December 2007.  The start-up costs excluded were $2,228,000 for the three months ended June 30, 2007.

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2008 to June 30, 2007
	2008	2008	2007	% Change
Selected Operating Data – Mainline:

Passenger revenue (000s) (1)	$1,218,242	$313,650	$303,680	3.3%
Revenue passengers carried (000s)	10,622	2,830	2,722	4.0%
Revenue passenger miles (RPMs) (000s) (2)	10,175,220	2,662,619	2,590,906	2.8%
Available seat miles (ASMs) (000s) (3)	12,666,316	3,184,290	3,186,062	(0.1)%
Passenger load factor (4)	80.3%	83.6%	81.3%	2.3	pts.
Break-even load factor (5)	81.1%	95.1%	80.1%	15.0	pts.
Block hours (6)	264,468	66,102	66,218	(0.2)%
Departures	104,548	26,411	26,833	(1.6)%
Average seats per departure	129.2	132.1	129.1	2.3%
Average stage length	938	913	920	(0.8)%
Average length of haul	958	941	952	(1.2)%
Average daily block hour utilization (7)	12.1	11.9	12.5	(4.8)%
Passenger yield per RPM (cents) (8)	11.83	11.65	11.64	0.1%
Total yield per RPM (cents) (9), (10)	12.45	12.21	12.19	0.2%
Passenger yield per ASM (RASM) (cents) (11)	9.50	9.74	9.46	3.0%
Total yield per ASM (cents) (12)	10.00	10.21	9.92	2.9%
Cost per ASM (cents) (CASM)	9.90	11.04	9.62	14.8%
Fuel expense per ASM (cents)	3.53	5.22	3.29	58.7%
Cost per ASM excluding fuel (cents) (13)	6.37	5.82	6.33	(8.1)%
Average fare (14)	$103.71	$99.21	$101.43	(2.2)%
Average aircraft in service	59.7	60.9	58.4	4.3%
Aircraft in service at end of period	62	60	59	1.7%
Average age of aircraft at end of period (years)	3.9	4.1	3.3	24.2%
Average fuel cost per gallon (15)	$2.45	$3.68	$2.27	62.1%
Fuel gallons consumed (000’s)	182,793	45,219	46,075	(1.9)%

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2008 to June 30, 2007
	2008	2008	2007	% Change
Selected Operating Data – Lynx Aviation:

Passenger revenue (000s) (1)	$18,989	$17,976	—	NA
Revenue passengers carried (000s)	234	235	—	NA
Revenue passenger miles (RPMs) (000s) (2)	103,196	82,124	—	NA
Available seat miles (ASMs) (000s) (3)	169,721	132,708	—	NA
Passenger load factor (4)	60.8%	61.9%	—	NA
Passenger yield per RPM (cents) (8)	18.40	21.89	—	NA
Passenger yield per ASM (cents) (11)	11.19	13.55	—	NA
Cost per ASM (cents) (CASM)	15.17	17.93	—	NA
Average fare	$81.30	$76.44	—	NA
Aircraft in service at end of period	10	10	—	NA

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2008 to June 30, 2007
	2008	2008	2007	% Change
Selected Operating Data – Regional Partner:

Passenger revenue (000s) (1)	$113,196	$17,465	$28,822	(39.4)%
Revenue passengers carried (000s)	1,135	188	290	(35.2)%
Revenue passenger miles (RPMs) (000s) (2)	763,415	135,857	177,934	(23.6)%
Available seat miles (ASMs) (000s) (3)	1,030,916	167,756	243,744	(31.2)%
Passenger load factor (4)	74.1%	81.0%	73.0%	8.0	pts.
Passenger yield per RPM (cents) (8)	14.83	12.86	16.20	(20.6)%
Passenger yield per ASM (cents) (11)	10.98	10.41	11.82	(11.9)%
Cost per ASM (cents) (CASM)	14.18	15.89	14.10	12.7%
Average fare	$99.74	$92.85	$99.32	(6.5)%
Aircraft in service at end of period	11	—	11	(100.0)%

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2008 to June 30, 2007
	2008	2008	2007	% Change
Selected Operating Data – Combined:

Passenger revenue (000s) (1)	$1,350,427	$349,091	$332,502	5.0%
Revenue passengers carried (000s)	11,991	3,253	3,012	8.0%
Revenue passenger miles (RPMs) (000s) (2)	11,041,831	2,880,600	2,768,840	4.0%
Available seat miles (ASMs) (000s) (3)	13,866,953	3,484,754	3,429,806	1.6%
Passenger load factor (4)	79.6%	82.7%	80.7%	2.0	pts
Passenger yield per RPM (cents) (8)	12.10	12.00	11.93	0.6%
Total yield per RPM (cents) (9), (10)	12.67	12.51	12.45	0.5%
Yield per ASM (cents) (11)	9.63	9.92	9.63	3.0%
Total yield per ASM (cents) (12)	10.09	10.34	10.05	2.9%
Cost per ASM (cents)	10.34	11.54	10.01	15.3%

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

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Year Ended March 31,	Three Months Ended June 30,
	2008	2008	2007
	(In thousands)
Net loss	$60,253	$57,739	$3,483
Income tax benefit	101	—	—
Passenger revenue – Mainline	1,218,242	313,650	303,680
Passenger revenue – Regional Partners	113,196	17,465	28,822
Passenger revenue – Lynx Aviation	18,989	17,976	—
Regional partner expense	(146,211)	(26,650)	(34,357)
Lynx Aviation expense	(34,196)	(23,792)	(2,228)
Charter revenue	(14,539)	(3,489)	(2,195)
Passenger revenue – mainline (excluding charter) required to break even	$1,215,835	$352,899	$297,205

The calculation of the break-even load factor:

	Year Ended March 31,	Three Months Ended June 30,
	2008	2008	2007
Passenger revenue – mainline (excluding charter) ($000s)	$1,215,835	$352,899	$297,205
Mainline yield per RPM (cents)	11.83	11.65	11.64
Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	10,277,557	3,029,176	2,553,308
Mainline ASMs (000s)	12,666,316	3,184,290	3,186,062
Mainline break-even load factor	81.1%	95.1%	80.1%

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

	Year Ended March 31,	Three Months Ended June 30,
	2008	2008	2007
Passenger revenue – as reported	$1,350,427	$349,091	$332,502
Less: Passenger revenue – Regional Partners	113,196	17,465	28,822
Less: Passenger revenue – Lynx Aviation	18,989	17,976	—
Passenger revenue – mainline service	1,218,242	313,650	303,680
Less: charter revenue	14,539	3,489	2,195
Passenger revenue – mainline (excluding charter, Regional Partners and Lynx Aviation)	1,203,703	310,161	301,485
Add: Passenger revenue – Regional Partners	113,196	17,465	28,822
Add: Passenger revenue – Lynx Aviation	18,989	17,976	—
Passenger revenue, system combined	$1,335,888	$345,602	$330,307

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

(15)    “Mainline Average fuel cost per gallon” includes a non-cash mark to market derivative gain of $1,847,000, for the year ended March 31, 2008, and non-cash mark to market derivative losses of $15,799,000 and $3,743,000 for the quarters ended June 30, 2008 and 2007, respectively.

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations for the three months ended June 30 , 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		%
	2008	2007	Change
Revenues:
Passenger - Mainline	$313,650	$303,680	3.3%
Passenger - Regional Partner	17,465	28,822	(39.4)%
Passenger - Lynx Aviation	17,976	—	100.0%
Cargo	1,699	1,510	12.5%
Other	9,697	10,758	(9.9)%

Total revenues	360,487	344,770	4.6%

Operating expenses:
Flight operations	43,633	45,236	(3.5)%
Aircraft fuel	166,370	104,703	58.9%
Aircraft lease	27,220	28,330	(3.9)%
Aircraft and traffic servicing	41,992	44,591	(5.8)%
Maintenance	27,818	24,370	14.1%
Promotion and sales	30,972	34,295	(9.7)%
General and administrative	11,656	14,734	(20.9)%
Operating expenses - Regional Partners	26,650	34,357	(22.4)%
Operating expenses - Lynx Aviation	23,792	2,228	NM
Employee separation costs and other charges (reversals)	574	—	100.0%
Gains on sales of assets, net	(8,833)	(22)	NM
Depreciation	10,131	10,345	(2.1)%
Total operating expenses	401,975	343,167	17.1%

Operating (loss) income	$(41,488)	$1,603	NM

NM or NA= Change not meaningful or applicable

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the year ended March 31, 2008 and the quarters ended June 30, 2008 and 2007.  Regional Partners and Lynx Aviation revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Year Ended March 31,		Quarters Ended June 30,
	2008		2008		2007
	Revenue/	% Of	Revenue/	% Of	Revenue/	% Of
	Cost Per	Total	Cost Per	Total	Cost Per	Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	9.62	96.2%	9.85	96.1%	9.53	96.1%
Cargo	0.05	0.5%	0.05	0.5%	0.05	0.5%
Other	0.33	3.3%	0.31	3.4%	0.34	3.4%
Total revenues	10.00	100.0%	10.21	100.0%	9.92	100.0%

Operating expenses:
Flight operations	1.42	14.2%	1.37	13.4%	1.42	14.3%
Aircraft fuel expense	3.53	35.3%	5.22	51.2%	3.29	33.1%
Aircraft lease expense	0.89	8.9%	0.86	8.3%	0.89	9.0%
Aircraft and traffic servicing	1.45	14.5%	1.32	12.9%	1.40	14.1%
Maintenance	0.81	8.1%	0.87	8.6%	0.76	7.7%
Promotion and sales	1.02	10.2%	0.97	9.5%	1.08	10.8%
General and administrative	0.48	4.8%	0.37	3.6%	0.46	4.7%
Employee separation and other exit costs	—	—	0.02	0.2%	—	—
(Gain) loss on sales of assets, net	0.01	0.1%	(0.28)	(2.7)%	—	—
Postretirement liability curtailment gain	(0.05)	(0.5)%	—	—	—	—
Depreciation	0.34	3.4%	0.32	3.1%	0.32	3.3%
Total operating expenses	9.90	99.0%	11.04	108.1%	9.62	97.0%

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

Passenger Revenues - Mainline.  Mainline passenger revenues totaled $313,650,000 for the quarter ended June 30, 2008 compared to $303,680,000 for the quarter ended June 30, 2007, an increase of 3.3%.  Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and charter revenue.

Revenues from ticket sales generated 89.5% of our mainline passenger revenues and increased $4,643,000 or 1.7% over the prior year.  The increase in ticket sales resulted from an increase of 2.3 points in load factor, or $7,797,000, offset by a 0.1% decrease in ASM’s, or $154,000, and a 1.1% decrease in our yields

from ticket sales, or $3,001,000.   The percentage of revenues generated from other sources and the percentage of mainline passenger revenues are as follows: administrative fees were 2.8%; revenue recognized for tickets that were not used within one year from issuance were 4.1%; charter revenues were 1.1% and earnings from our co-branded credit card were 2.0%.  These sources of revenue increased mainline passenger revenue by $5,535,000 as compared to the quarter ended June 30, 2007, or 21.5%.

Other Revenues.  Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $9,697,000 and $10,758,000 or 3.4% of total operating revenues excluding regional partner revenue for each of the quarters ended June 30, 2008 and 2007, respectively, a decrease of 9.9% period over period.  The decrease in other revenues was primarily due to the elimination of LiveTV and pay-per-view movies revenue.  In January 2008, the Company signed an In-Flight Entertainment Systems Services Agreement with LiveTV LLC, under which LiveTV purchased the equipment and retains the revenues from the LiveTV programming.  As such, we no longer receive revenue from LiveTV and pay-per-view movies.

Mainline Operating Expenses

Total mainline operating expenses were $351,533,000 and $306,582,000 for the quarters ended June 30, 2008 and 2007, respectively, and represented 108.1% and 97.0% of total mainline revenues, respectively.  Mainline operating expenses increased as a percentage of mainline revenues during the quarter ended June 30, 2008 largely as a result of a 14.8% increase in our mainline CASM offset by a 3.0% increase in RASM.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits decreased 1.1% to $66,650,000 compared to $67,415,000, and were 20.5% and 21.3% of total mainline revenues for the quarters ended June 30, 2008 and 2007, respectively.  Salaries and wages decreased over the prior comparable periods largely as a result of wage concessions, that ranged from 10%-14% for most employees that took effect June 1, 2008, offset by an increase in the number of full-time equivalent employees. Our full-time equivalent employee count increased 1.3% from approximately 4,885 at June 30, 2007 to 4,949 at June 30, 2008.  Benefits decreased due to a decrease in the vacation liability as result of the wage concessions and the suspension of our 401(k) match effective on June 1, 2008.

Flight Operations.  Flight operations expenses decreased 3.5% to $43,633,000 as compared to $45,236,000, and were 13.4% and 14.3% of total mainline revenue for both of the quarters ended June 30, 2008 and 2007, respectively.  Flight operations expenses decreased due to a decrease in mainline block hours from 66,218 for the quarter ended June 30, 2007 to 66,102 for the quarter ended June 30, 2008, a decrease of 0.2%.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits decreased 0.6% to $26,220,000 compared to $26,380,000, and were 8.4% and 8.7% of passenger mainline revenues for the quarters ended June 30, 2008 and 2007, respectively.  We employed approximately 1,675 pilots and flight attendants at June 30, 2008 as compared to 1,652 at June 30, 2007, an increase of 1.4%.

Aircraft insurance expenses totaled $1,867,000 and $2,137,000 (0.7% of total mainline revenues for both periods) for the quarters ended June 30, 2008 and 2007, respectively.  Aircraft insurance expenses were 66¢ and 79¢ per passenger for the quarters ended June 30, 2008 and 2007, respectively.  Our aircraft hull and liability coverage renewed on January 1, 2007 to December 31, 2007 at rates that were reduced by 33.4%.  Our rates were further reduced by nearly 18% for the policy that covers January 1, 2008 to December 31, 2008.  In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.

The current government war risk policy has been extended until December 31, 2008.  We do not know whether the government will extend the coverage beyond December 31, 2008 and if it does how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft Fuel.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft.  Aircraft fuel expenses of $166,370,000 for 45,219,000 gallons used and $104,703,000 for 46,075,000 gallons used and resulted in an average fuel cost of $3.68 and $2.27 per gallon for the quarters ended June 30, 2008 and 2007, respectively, an increase of 62.1%. Aircraft fuel expenses, excluding non-cash mark to market derivative losses, were $3.33 and $2.19 per gallon for the quarters ended June 30, 2008 and 2007, respectively.  Aircraft fuel expenses represented 51.2% and 33.1% of total mainline revenues for the quarters ended June 30, 2008 and 2007, respectively.  Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory.  Fuel consumption for the quarters ended June 30, 2008 and 2007 averaged 684 and 696 gallons per block hour, respectively, a decrease of 1.7%.  The decrease in fuel consumption was due to many strategic initiatives including education and awareness programs for our operational employees to help improve fuel burn.  We also implemented several initiatives to reduce aircraft weight and to increase efficiency, including the installation of new light weight seats.

Our aircraft fuel expenses for the three months ended June 30, 2008 and 2007 include changes to the fair value of contracts of $7,352,000 and $594,000, respectively, recorded as a reduction to fuel expense. Cash settlements for fuel derivatives contracts settled during the three months ended June 30, 2008 and June 30, 2007 were receipts of $23,151,000 and $4,337,000, respectively.

Aircraft and Engine Lease. Aircraft and engine lease expenses totaled $27,220,000 (8.3% of total mainline revenue) and $28,330,000 (9.0% of total mainline revenue) for the quarters ended June 30, 2008 and 2007, respectively, or decrease of 3.9%.  The decrease in lease expenses is due to decreases in lease rates for our spare engines and six of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $41,992,000 and $44,591,000, a decrease of 5.8%, for the quarters ended June 30, 2008 and 2007, respectively, and represented 12.9% and 14.1% of total mainline revenues.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   During the quarter ended June 30, 2008, our mainline departures decreased to 26,411 from 26,833 for the quarter ended June 30, 2007, or a decrease of 1.6%.  Aircraft and traffic servicing expenses were $1,590 per departure for the quarter ended June 30, 2008 as compared to $1,662 per departure for the quarter ended June 30, 2007, or a decrease of 4.3%.  The decrease is due to a reduction in the usage of glycol and the use of outside services.

Maintenance.  Maintenance expenses of $27,818,000 and $24,370,000 were 8.6% and 7.7% of total revenues for the quarters ended June 30, 2008 and 2007, respectively, and increased by 14.1% in the current period as compared to the quarter ended June 30, 2007.   Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Maintenance cost per block hour was $421 and $368 for the quarters ended June 30, 2008 and 2007, respectively, an increase of 14.4%.  Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events. The average age of our aircraft was 4.1 years as of June 30, 2008 as compared to 3.3 years as of June 30, 2007.

Promotion and Sales.  Promotion and sales expenses totaled $30,972,000 and $34,295,000 and were 9.5% and 10.8% of total mainline revenues for the quarters ended June 30, 2008 and 2007, respectively, and decreased by 9.7% in the current period as compared to the quarter ended June 30, 2007.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs.  During the quarter ended June 30, 2008, promotion and sales expenses per mainline passenger decreased to $10.94 from $12.60 for the quarter ended June 30, 2007.  Promotion and sales expenses decreased per passenger primarily due to a reduction in spending on promotions and advertising as well as reduced expenses related to travel agent commissions.

General and Administrative.  General and administrative expenses for the quarters ended June 30, 2008 and 2007 totaled $11,656,000 and $14,734,000, respectively, a decrease of 20.9%, and were 3.6% and 4.7% of total mainline revenues, respectively.  General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses decreased primarily due to a reduction in wages and a corresponding decrease in our vacation liability and the reduction of expenses related to consultants.

Depreciation.  Depreciation expenses of $10,131,000 and $10,345,000, a decrease of 2.1%, and were approximately 3.1% and 3.3% of total mainline revenues for the quarters ended June 30, 2008 and 2007, respectively.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The decrease in depreciation expense is due to the completion of our seat replacement program which resulted in accelerated depreciation on our Airbus aircraft seats in the prior comparable period.

Regional Partners

Regional Partner revenue was derived from flights operated by Republic (and Horizon in the prior period).  Our mainline passenger revenue increased as a result of incremental revenue from passengers connecting to/from regional flights.  Regional Partner operating expense include all direct costs associated with Regional Partners flights plus a margin and payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners, and we reimbursed these expenses plus a margin.  Regional Partner operating expenses also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic Airlines on the terms under which Frontier would reject the agreement.  Republic Airlines retains their rights to file claims in the bankruptcy proceedings as a result of this rejected agreement. The agreement provided for a structured reduction and gradual phase-out of Republic’s 12 aircraft which had been delivered to us from our daily operation. The phase-out was completed on June 22, 2008.

Passenger Revenue – Regional Partner.  Regional Partner revenue totaled $17,465,000 for the quarter ended June 30, 2008 and $28,822,000 for the quarter ended June 31, 2007, a 39.4% decrease.  The decrease was due to wind-down of the Republic agreement in which there was a 35.2% reduction in the number of passengers as compared to the comparable period last year when we had 11 aircraft under an agreement with Horizon.

Operating Expenses – Regional Partner.  Regional partner expense for the quarters ended June 30, 2008 and 2007 totaled $26,650,000 and $34,357,000, respectively, a 22.4% decrease, and were 152.6% and 119.2% of total regional partner revenue, respectively.  The increase in Regional Partner expenses as compared to revenue was primarily related to the year-over-year increase in the price of fuel.

Lynx Aviation

Passenger Revenue – Lynx Aviation.  Passenger revenue from flights operated by Lynx Aviation totaled $17,976,000 for the quarter ended June 30, 2008.  Lynx Aviation did not begin revenue service until December 7, 2007.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service.  For the quarter ended June 30, 2008, operating expenses were $23,792,000.  During the quarter ended June 30, 2007 Lynx Aviation incurred $2,228,000 of start up costs.

During the quarter ended June 30, 2008, Lynx Aviation incurred $23,792,000 of expenses related to the service of 235,167 passengers.  These expenses included $8,019,000 in aircraft fuel expense, $2,300,000 in aircraft rent expense, $1,844,000 in maintenance expense, $1,258,000 in pilot and flight attendant salaries, $1,141,000 in general administrative and benefits, $1,197,000 in depreciation expense and $8,033,000 in flight operation and other allocated expenses.

During the quarter ended June 30, 2007, Lynx Aviation incurred $2,228,000 of start-up expense related to flight operation expenses primarily related to pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.

Consolidated Nonoperating Expenses

Nonoperating Expense.  Net nonoperating expense totaled $7,664,000 and $5,086,000 for the quarters ended June 30, 2008 and 2007, respectively, an increase of 50.7%.

Interest Income.  Interest income was $1,291,000 for the quarter ended June 30, 2008 as compared to $3,547,000 for the quarter ended June 30, 2007, a decrease of 63.6%, as a result of a decrease in our average cash position as compared to the prior year.

Interest Expense.  Interest expense decreased to $7,294,000 for the three months ended June 30, 2008 from $8,467,000 for the three months ended June 30, 2007, a decrease of 13.9%.  Subsequent to our filing for bankruptcy under Chapter 11, we stopped accruing interest on our convertible notes.  Had we recorded interest expense, we would have increased interest expense by $1,024,000 during the three months ended June 30, 2008. The period ended June 30, 2007 included interest expense on our convertible notes of $1,145,000. Debt related to aircraft increased from $449,261,000 as of June 31, 2007 to $520,823,000 as of June 30, 2008 with a decrease in the average weighted interest rate from 7.20% to 4.93% as of June 30, 2007 and 2008, respectively.  The decrease in interest expense was primarily related to the reduction of interest accrued related to our convertible notes and a 31.5% decrease in the weighted average borrowing rate.

Loss on Early Extinguishment of Debt.  In May 2008, we completed the sale of two Airbus A319 aircraft and retired debt of $33,754,000.  We also wrote off $239,000 of the related deferred loan fees.

Other expenses, net.  Other expenses, net increased to $1,422,000 for the quarter ended June 30, 2008 from $166,000 for the quarter ended June 30, 2007, primarily due to recording an unrealized loss on short-term investments of $1,320,000 during the quarter ended June 30, 2008 on auction rate securities based on our current assessment of fair value of these instruments.

Income Taxes.  There was no provision for income taxes for the quarters ended June 30, 2008 and 2007 due to accumulated losses for which valuation allowances have been recorded.  We will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters outside the ordinary course of our business and uncertainty as to relationships with vendors, suppliers, customers and others with which we may conduct or seek to conduct business.

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  Our liquidity will continue be negatively impacted by fuel which as of August 13, 2008 was $3.61 per gallon.  On May 16, 2008, we closed on the sale of two Airbus 319 aircraft, for proceeds of $59,000,000. This resulted in retirement of debt of $33,754,000 related to the mortgage on the sold aircraft and a book gain of $9,200,000 on the transactions.  We are currently pursuing a number of liquidity improvement alternatives.  See Our Business Plan - Liquidity and Revenue Initiatives above for additional detail on liquidity improvements.  While we have been successful in many liquidity initiatives, the ultimate outcome of our resulting liquidity improvement cannot be predicted with certainty.  If these efforts to raise cash and improve liquidity are not successful, we could be forced to discontinue our operations.

We had cash and cash equivalents of $59,314,000 and $120,837,000 at June 30, 2008 and March 31, 2007, respectively.  At June 30, 2008, total current assets were $292,108,000 as compared to $357,989,000 of total current liabilities, resulting in a working capital deficit of $65,881,000.  At March 31, 2008, total current assets were $306,286,000 as compared to $449,367,000 of total current liabilities, resulting in a working capital deficit of $143,081,000.  The increase in working capital is due to the reclassification of pre-petition liabilities and the current portion of long-term debt to long-term liabilities under the financial statement caption liabilities subject to compromise.

Operating Activities.  Cash used by operating activities for the three months ended June 30, 2008 was $64,182,000 as compared to cash provided by operating activities of $38,541,000 for the three months ended June 30, 2007, a decrease of $102,723,000. The decrease in operating activities was due to an increase in our net loss by $54,256,000, an increase in our cash used for restricted investments of $25,593,000 primarily due to increased hold-back provisions form our credit card processor and other financial institutions and a decrease in cash provided by changes in operating assets and liabilities of $37,028,000.

Investing Activities.  Cash provided by investing activities for the quarter ended June 30, 2008 was $53,108,000.  Cash provided by the sale of two Airbus A319 aircraft was $59,000,000.  Capital expenditures were $4,949,000 for the quarter ended June 30, 2008 which included rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $1,247,000.

Cash used by investing activities for the quarter ended June 30, 2007 was $88,252,000.  Capital expenditures were $77,983,000 for the quarter ended June 30, 2007 which included the purchase of three Airbus A318 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Purchase deposits applied to the purchase of three Airbus A318 aircraft and LiveTV equipment aircraft totaled $23,095,000.  Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $10,518,000.

Financing Activities.  Cash used by financing activities for the quarter ended June 30, 2008 was $46,578,000.  During the quarter ended June 30, 2008, we retired debt of $33,754,000 related to the mortgages of the two sold A319 aircraft.  We also paid $12,741,000 in principal payments on our remaining 27 owned aircraft, which included additional principal payments of $4,679,000 made from the proceeds on the two aircraft sales, and we paid $83,000 in financing fees.

Cash received from financing activities for the quarter ended June 30, 2007 was $62,162,000.  During the quarter ended June 30, 2007, we borrowed $69,665,000 for the purchase of three Airbus A318 aircraft offset by payments of $7,160,000 of principal payments on 22 owned aircraft and $375,000 in financing fees.

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

We have options to purchase 10 Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights.  On July 31, 2008, Lynx exercised its option on the first of the ten additional aircraft. We have eight remaining purchase obligations for Airbus A320 aircraft under our agreement with Airbus with delivery dates from February 2011 to November 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2008, for debt; operating leases; aircraft order commitments; capital leases; interest and related payments; other material, noncancelable purchase obligations; other liabilities.  The following table also has been adjusted for the announced sale of six additional aircraft planned for August 2008, one signed sale-leaseback transaction and an amendment to aircraft delivery schedule with Airbus.  We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings.  Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change.

		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt - principal payments (1)	$498,587	$30,574	$58,729	$62,282	$347,002
Long-term debt - interest payments (1)	218,529	26,055	44,812	38,887	108,775
Operating leases (2)	1,104,816	150,331	273,522	255,423	425,540
Unconditional purchase obligations (3) (4) (5)	386,783	14,905	96,901	274,977	—
Total contractual cash obligations	$2,208,715	$221,865	$473,964	$631,569	$881,317

(1)           At June 30, 2008, we had loans covering 11 Airbus A319 aircraft, nine Airbus A318 aircraft, five Bombardier Q400 aircraft and two Airbus A320 aircraft.

Five of these loans have fixed payment terms of ten to 15 years and bear interest at an average of 6.7%. Two of these aircraft are planned to be sold in August 2008.

The remaining 22 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually.  At June 30, 2008, interest rates for these loans ranged from 4.00% to 6.79%.  Each of these loans has terms of 12 to 15 years, and 20 of the loans have balloon payments ranging from $2,640,000 to $9,312,000 at the end of the term.  All of the loans are secured by the aircraft.  Actual interest payments will change based on changes in LIBOR.  In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft.  This loan has a seven-year term with quarterly installments.  The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 6.50% at June 30,

2008.  Four of these aircraft are planned to be sold in August 2008 and one sold in a sale-leaseback transaction.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025.  In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments.

(2)  As of June 30, 2008, we leased 36 Airbus A319 type aircraft, two Airbus A318 aircraft, and five Bombardier Q400 aircraft under operating leases with expiration dates ranging from 2013 to 2022.  Under all of our leases, we have made cash security deposits, which totaled $23,090,000 at June 30, 2008.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the three months ended June 30, 2008 and 2007, additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $7,620,000 and $6,493,000, respectively, and are included in maintenance expense in the statements of operations.

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

(3)       As of June 30, 2008, we have remaining firm purchase commitments for eight additional aircraft from Airbus that have scheduled delivery dates beginning in February 2011 and continuing through November 2012 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009.  Included in the purchase obligations are the remaining amounts due Airbus and amounts for spare aircraft components to support the additional aircraft.  We are not under any contractual obligations with respect to spare parts.

We have not secured financing for the purchase of our remaining eight Airbus aircraft.  To complete the purchase of the remaining eight Airbus aircraft scheduled for delivery starting in February 2011, we must secure additional aircraft financing totaling approximately $280,000,000 assuming bank financing was used for these remaining aircraft.    The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of June 30, 2008, we had made pre-delivery payments on future aircraft deliveries totaling $13,985,000 which relates to aircraft for which we have not secured financing.  In July 2008, due to the revised delivery schedule, $11,485,000 of pre-delivery payments were returned to us leaving $2,500,000 in pre-delivery payments remaining for aircraft in which we have not secured financing.

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

(5)           In March 2004, we entered into a services agreement with Sabre, Inc. for its SabreSonic™ reservations and check-in system.  The table above includes minimum annual system usage fees.  Usage fees are based on passengers booked, and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  We also provide letters of credit for our workers’ compensation insurance.  As of June 30, 2008, we had outstanding letters of credit, bonds and cash security deposits totaling $20,345,000, $2,641,000 and $25,499,000, respectively.

We also have an agreement with a financial institution where we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility.  As of June 30, 2008, we had $17,078,000 available under this facility. We have reduced the amount available for borrowings by letters of credit issued of $13,304,000 and cash draws of $3,000,000.  As a result of the Chapter 11 filing, we are currently under default under this agreement and we currently cannot borrow additional amounts under this facility.

In July 2005 and subsequently amended, we entered into an agreement with another financial institution for a $5,750,000 revolving line of credit that permits us to issue letters of credit up to $5,000,000.  As of June 30, 2008, we have utilized $4,197,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.  We also entered into a separate agreement with this financial institution whereas we have a letter of credit fully cash collateralized of $2,845,000.  In June 2008, we entered into a stipulation with the financial institution, which was approved by the bankruptcy court, and which resulted in the financial institution releasing its liens on our working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The amount of cash collateral required was for full cash collateralization of letters of credit outstanding and to be issued and was a total of $7,437,000 in cash collateral classified as restricted investments on our balance sheet on June 30, 2008.

We have a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of our air traffic liability associated with the estimated amount of bankcard transactions.  As of June 30, 2008, that amount totaled $69,700,000.  In June 2008, we reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on our current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback has been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008.    In addition, a credit card company began a holdback during the fiscal year ending March 31, 2008 which totaled $37,100,000 at June 30, 2008.  As of August 13, 2008, our requirements resulted in a decrease of $8,340,000 and the holdback was $28,760,000 for this credit card company.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as working capital ratio and percentage of debt to debt plus equity.  After filing for Chapter 11 filing protection, we signed an addendum to this agreement where we agreed to a standing reserve that will not exceed the average of one week’s cash sales.  As of June 30, 2008, the amount of holdback obtained by ARC classified as restricted investments on our balance sheet was $1,280,000, which was subsequently reduced by $358,000 in August 2008.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  The agreement is for a 12-year period from the effective date for our owned aircraft or May 1, 2019, whichever comes first. For each leased aircraft, the term coincides with the initial lease term of 12 years.  This agreement precludes us from using another third party for such services during the term.  For owned aircraft, this agreement requires monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  The costs under this agreement for our purchased aircraft for the quarters ended June 30, 2008 and 2007 were approximately $2,798,000 and $2,405,000, respectively.  Any unplanned maintenance expenses not otherwise covered by reserves are paid by us.  For our leased aircraft that are covered by the agreement, we do not make the flight hour payments to GE under the agreement; instead we make engine maintenance reserve payments which are expensed as paid as required under the applicable lease agreements.  At the time a leased engine makes a scheduled shop visit, the lessors pay GE directly for the repair of aircraft engines from reserve accounts established under the applicable lease documents.  To the extent actual maintenance expenses incurred exceed these reserves, we are required to pay these amounts.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of June 30, 2008, approximately $543,262,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $22,781,000 principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2017 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, included in our annual report on Form 10-K for the year ended March 31, 2008 except as they relate to financial reporting for entities in reorganization under the bankruptcy code.

Our financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.

 In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements.  SOP 90-7 requires that our financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with our temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at June 30, 2008 in liabilities subject to compromise (see Note 5). These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel.  Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the quarter ended June 30, 2008.  Based on actual fuel usage for the quarter ended June 30, 2008, such a change would have had the effect of increasing or decreasing our total aircraft fuel expense for the quarter ended June 30, 2008 by approximately $19,335,000, excluding the impact of our fuel hedging.  Comparatively, based on projected fiscal year 2009 fuel usage for our mainline, Regional Partner and Lynx Aviation operations, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2009, by approximately $70,600,000, excluding the effects of our fuel hedging arrangements.

Our results of operations for the quarter ended June 30, 2008 include a gain of $7,352,000 resulting from the increase in the fair value of our fuel hedge agreements.  Cash settlements on fuel derivative contracts were $23,151,000 during the period.  Due to our Chapter 11 filing, all fuel hedge contracts outstanding were terminated in May 2008 and subsequently settled.  We do not currently have any fuel hedge contracts in place.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft.  Interest expense on 85.2% of our debt (excluding our convertible notes) is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $4,491,000 assuming the loans outstanding that are subject to interest rate adjustments at June 30, 2008 totaling $449,069,000 are outstanding for the entire period.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act
Rule 13a-15(f), identified in connection with the evaluation of our disclosure controls and procedures performed during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 10, 2008, Frontier Holdings and its subsidiaries Frontier Airlines, Inc. and Lynx Aviation, Inc. filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD). Frontier Holdings, Frontier Airlines, and Lynx Aviation will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Chapter 11 case is discussed in greater detail in Note 1 to the condensed consolidated unaudited financial statements.

Item 3.   Defaults Upon Senior Securities

As a result of the Chapter 11 filing, the Company is in default on substantially all of its debt and lease obligations incurred prior to April 10, 2008.  We are in payment default on the Company’s unsecured convertible notes due to failure to pay $4.2 million in interest due.

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

Exhibit 10 – Material Contracts

10.31*

Secured Super-Priority Debtor in Possession Credit Agreement dated as of August 4, 2008 among Frontier Airlines Holdings, Inc., a Debtor and Debtor in Possession, as a Borrower, Frontier Airlines, Inc., a Debtor and Debtor in Possession, as a Borrower, Lynx Aviation, Inc., a Debtor and Debtor in Possession, as a Borrower, the Lenders signatory thereto from time to time, as Lenders, and Wells Fargo Bank Northwest, National Association as Administrative Agent.

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

FRONTIER AIRLINES HOLDINGS, INC.

Date: August 15, 2008	By:	/s/ Edward Christie III
Edward Christie III
Chief Financial Officer

Date: August 15, 2008	By:	/s/ Heather R Iden
Heather R Iden
Vice President Controller