Form 10-Q
period 2008-09-30
Frontier Airlines Holdings, Inc.
filed 2008-11-14
CIK 1351548

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

The number of shares of the Company’s Common Stock outstanding as of November 14, 2008 was 36,945,744.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)	September 30,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$72,671	$120,837
Investment securities	3,740	8,501
Restricted cash and investments	131,037	74,119
Receivables, net of allowance for doubtful accounts of $1,020
and $400 at September 30, 2008 and March 31, 2008, respectively	40,534	57,687
Prepaid expenses and other assets	23,775	26,428
Inventories, net of allowance of $565 and $490
at September 30, 2008 and March 31, 2008, respectively	19,501	17,451
Assets held for sale	814	1,263
Total current assets	292,072	306,286
Property and equipment, net (note 7)	721,169	870,444
Security and other deposits	34,927	25,123
Aircraft pre-delivery payments	3,497	12,738
Restricted cash and investments	2,987	2,845
Deferred loan fees and other assets	6,879	32,535
Total assets	$1,061,531	$1,249,971

Liabilities and Stockholders' Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$34,544	$79,732
Air traffic liability	187,781	226,017
Other accrued expenses (note 9)	83,225	84,058
Current portion of long-term debt (note 10)	—	38,232
Pre-delivery payment financing (note 9)	—	3,139
Debtor-in-Possession loan (note 16)	30,000	—
Deferred revenue and other liabilities (note 8)	20,984	18,189
Total current liabilities not subject to compromise	356,534	449,367
Long-term debt related to aircraft notes (note 10)	—	532,086
Convertible notes (note 10)	—	92,000
Other long-term debt - post petition	2,000	—
Deferred revenue and other liabilities (note 8)	22,091	24,399
Total liabilities not subject to compromise	380,625	1,097,852
Liabilities subject to compromise (note 5)	615,642	-
Total liabilities	$996,267	$1,097,852

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	—	—
Common stock, no par value, stated value of $.001 per share, authorized
100,000,000 shares; 36,945,744 and 36,945,744 shares issued and
outstanding at September 30, 2008 and March 31, 2008, respectively	37	37
Additional paid—in capital	196,415	195,874
Unearned ESOP shares (note 11)	(205)	(616)
Accumulated other comprehensive loss, net of tax (note 11)	—	(299)
Retained deficit	(130,983)	(42,877)
Total stockholders' equity	65,264	152,119
Total Liabilities and Stockholders’ Equity	$1,061,531	$1,249,971

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Passenger	$351,017	$360,296	$700,108	$692,798
Cargo	1,809	1,653	3,508	3,163
Other	11,168	11,017	20,866	21,775

Total revenues	363,994	372,966	724,482	717,736

Operating expenses:
Flight operations	41,584	45,932	88,049	92,256
Aircraft fuel	179,441	107,372	353,830	212,084
Aircraft lease	29,608	28,247	59,132	56,577
Aircraft and traffic servicing	45,054	42,164	91,476	86,802
Maintenance	25,726	27,373	55,462	52,171
Promotion and sales	22,884	36,081	55,773	70,378
General and administrative	14,722	14,695	27,554	30,027
Operating expenses - regional partners	—	36,666	26,650	71,023
Employee separation and other charges (reversals)	(108)	—	466	—
Loss (gains) on sales of assets, net	161	26	(8,672)	4
Depreciation	10,754	11,863	22,082	22,264

Total operating expenses	369,826	350,419	771,802	693,586

Business interruption insurance proceeds	—	300	—	300

Operating income (loss)	(5,832)	22,847	(47,320)	24,450

Nonoperating income (expense):
Interest income	1,363	3,649	2,653	7,196
Interest expense	(7,589)	(9,170)	(14,883)	(17,637)
Loss from early extinguishment of debt	(323)	—	(562)	-
Other, net	(73)	(9)	(1,343)	(175)

Total nonoperating expense, net	(6,622)	(5,530)	(14,135)	(10,616)

Income (loss) before reorganization items and income tax	(12,454)	17,317	(61,455)	13,834

Reorganization expenses (note 4)	16,558	—	25,296	-

Income (loss) before income tax expense	(29,012)	17,317	(86,751)	13,834

Income tax expense	1,355	—	1,355	-

Net income (loss)	$(30,367)	$17,317	$(88,106)	$13,834

Earnings per share (note 10):
Basic	$(0.82)	$0.47	$(2.38)	$0.38
Diluted	$(0.82)	$0.39	$(2.38)	$0.33

Weighted average shares of common stock outstanding
Basic	36,946	36,642	36,946	36,638
Diluted	36,946	45,654	36,946	45,676

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(88,106)	$13,834
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities prior to reorganization items:
Compensation expense under long-term incentive plans and employee stock ownership plans	952	1,469
Depreciation and amortization	22,846	23,036
Provisions recorded on inventories and assets beyond economic repair	710	764
Gains on disposal of equipment and other, net	(8,672)	4
Mark to market loss on derivative contracts	(4,729)	(6,952)
Proceeds received from settlement of derivative contracts	23,151	9,129
Loss on early extinguishment of debt	562	—
Unrealized loss on short-term investments	1,320	—
Changes in operating assets and liabilities:
Restricted cash and investments	(23,655)	(29,200)
Receivables	14,229	(3,872)
Security and other deposits	(10,172)	(29)
Prepaid expenses and other assets	2,653	(2,887)
Inventories	(2,124)	1,805
Other assets	(103)	(116)
Accounts payable	674	7,537
Air traffic liability	(38,236)	12,671
Other accrued expenses and income tax payable	(21,565)	5,932
Deferred revenue and other liabilities	488	3,754
Reorganization items	25,296	—
Net cash provided (used) by operating activities before reorganization	(104,481)	36,879

Cash flows from reorganization activities:
Net cash used by reorganization activities	(8,458)	—

Total net cash provided (used) by operating activities	(112,939)	36,879

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(3,089)	(18,054)
Aircraft lease and purchase deposits returned	11,485	—
Proceeds from the sale of property and equipment and assets held for sale	59,449	440
Sale of short-term investment	3,740	—
Capital expenditures	(7,116)	(127,655)
Proceeds from the sales of aircraft - reorganization	84,300	—
Net cash provided by (used in) investing activities	148,769	(145,269)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	32
Proceeds from Debtor-in-Possession loan (post-petition)	30,000	—
Proceeds from long-term borrowings	—	101,481
Extinguishment of long-term borrowings	(33,754)	—
Principal payments on long-term borrowings	(21,037)	(14,263)
Principal payments on short-term borrowings	(3,139)	—
Payment of financing fees	(2,152)	(738)
Extinguishment of long-term debt - reorganization item	(53,914)	—
Net cash provided (used) by financing activities	(83,996)	86,512

Net decrease in cash and cash equivalents	(48,166)	(21,878)

Cash and cash equivalents, beginning of period	120,837	202,981

Cash and cash equivalents, end of period	$72,671	$181,103

Supplemental Disclosure of Cash Flow Information:

Escrow Funds Received on Planned Aircraft Sales: As of September 30, 2008, the Company had $27,911,000 in escrow funds received from a potential buyer of aircraft, which will be released upon the closing of future planned aircraft sales. These funds are included on the balance sheet as restricted cash and investments and will be presented in the cash flow statement as proceeds of sale upon the closing of the aircraft sales and the release of the funds.

Application of Pre-Delivery Payments: During the six months ended September 30, 2007, the Company applied pre-delivery payments of $28,206,000 towards the purchase of aircraft and LiveTV equipment.

See accompanying notes to consolidated financial statements

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Notes to Consolidated Financial Statements
September 30, 2008

1. Chapter 11 Reorganization

On April 10, 2008 Frontier Holdings and its subsidiaries, Frontier Airlines and Lynx Aviation,, filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 08-11298 (RDD). Frontier Holdings, Frontier Airlines, and Lynx Aviation (collectively, the “Debtors” or the “Company”) will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Reporting Requirements

As a result of its bankruptcy filing, the Debtors are now periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission (“SEC”).

Reasons for Bankruptcy

The Debtors’ Chapter 11 filings followed an unexpected attempt by the Company’s principal bankcard processor in April 2008 to substantially increase a "holdback" of customer receipts from the sale of tickets. This change in established practices would have represented a material negative change to the Debtors’ cash forecasts and business plan, put severe restraints on the Debtors’ liquidity and made it impossible for the Debtors to continue normal operations. Due to historically high fuel prices, continued low passenger mile yields, cash holdbacks instituted by the Company’s other credit card processor, and the threatened increased holdback from the Company’s principal bankcard processor, the Company determined that it could not continue to operate without the protections provided by Chapter 11.

Notifications

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. The deadline for the filing of proofs of claims against the Debtors in this case is November 17, 2008.

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

Executory Contracts - Section 365

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-Q, including where applicable, the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code. As of the date of this filing, the Company’s most significant executory contracts rejected include the Republic Airlines, Inc. regional partner contract as discussed in Note 2 and the contract for a new headquarters building. Claims may arise as a result of rejecting any executory contract. These financial statements do no include the effects of any future claims not yet allowed in the case that the Company has determined they are not able to estimate. Known and determinable claims are recorded in accordance with Statements of Financial Accounting Standards No. 5, Accounting for Contingencies. Certain claims filed may have priority above those of general unsecured creditors.

Plan of Reorganization

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly-reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Automatically, upon commencing a Chapter 11 case, a debtor has the exclusive right for 120 days after the petition date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan. On August 1, 2008, the Bankruptcy Court extended these periods to February 2, 2009, and April 6, 2009, respectively, and these periods may be extended further by the Bankruptcy Court for cause. If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

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

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred, have affected and are expected to significantly continue to affect the Debtors’ results of operations. See Note 4 “Reorganization Items” for additional information.

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate liquidity; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (v) the Company's ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings. In particular such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effects of any changes that may be made in its business. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Negative events associated with the Debtor’s Chapter 11 proceedings could adversely affect sales of tickets and the Debtor’s relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtor’s operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Debtors’ Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about the Debtors’ ability to continue as a going concern.

As a result of the bankruptcy filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

2. Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The unaudited consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. The Company has substantial liquidity needs in the operation of its business and faces significant liquidity challenges due to historically high fuel prices, which reached record levels in July 2008, holdback of customer receipts from our bankcard processor and credit cards and required cash deposits of fuel hedge positions.

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.

In accordance with U.S. generally accepted accounting principles “GAAP”, the Company has applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with the temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at September 30, 2008 as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 5).

While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as permitted in the ordinary course of business. These dispositions and settlements may be in amounts other than those reflected in the unaudited consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

Financial results, as measured by net income, for the Company and airlines in general, are seasonal in nature. Historically, the financial results for the Company’s first and second fiscal quarters generally have exceeded its third and fourth fiscal quarters. Due to seasonal variations in the demand for air travel, the volatility of fuel prices, the Company’s bankruptcy and other factors, operating results for the six months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.

Reclassification of Prior Year Amounts

Certain prior year items have been reclassified to conform to the current year presentation.

Nature of Business

The Company provides air transportation for passengers and freight through its wholly-owned subsidiaries. On April 3, 2006, Frontier Airlines completed a corporate reorganization (the “Reorganization”) and as a result, Frontier Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, a Delaware corporation. Frontier Airlines was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994. In September 2006, the Company formed a new subsidiary, Lynx Aviation. The Company currently operates routes linking from its Denver, Colorado hub to 57 destinations including destinations in Mexico, Canada and Costa Rica. As of September 30, 2008, the Company operated a fleet of 43 Airbus A319 aircraft, 11 Airbus A318 aircraft, two Airbus A320 aircraft, and ten Bombardier Q400 aircraft (operated by Lynx Aviation) from its base in Denver, Colorado and had approximately 5,300 employees (4,480 full-time-equivalents).

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

Lynx Aviation has a capacity purchase agreement with Frontier, effective December 7, 2007, whereby Frontier pays Lynx Aviation a contractual amount for the purchased capacity regardless of the revenue collected on those flights. The amount paid to Lynx Aviation is based on operating expenses plus a margin. The payments made under this agreement are eliminated in consolidation, and the passenger revenues generated by Lynx Aviation are included in passenger revenues in the consolidated statements of operations. Payments made under the capacity purchase agreement during the three and six months ended September 30, 2008 were $12,843,000 and $24,878,000, respectively. See Note 14 for operating segment information that includes the presentation of our operating segments and how their operations impact the overall network and profitability.

Regional Partners

The Company’s agreement with Republic Airlines, Inc. (“Republic”), which commenced in January 2007, under which Republic operated up to 17 76-seat Embraer 170 aircraft, terminated in June 2008. Frontier Airlines established the scheduling, routes and pricing of the flights operated under the Republic agreement. The Company compensated Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses. The agreement provided for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned. In April 2008, as part of the bankruptcy proceeding, the Company reached a mutual agreement with Republic on the terms under which Frontier Airlines would reject the agreement for a structured reduction and gradual phase-out of 12 delivered aircraft, which was completed on June 22, 2008.

In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that each agreement with regional partners contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to Regional Partners on a gross basis. Revenues for jointly served routes are pro-rated to the segment operated by the Regional Partners based on miles flown and are included in passenger revenues. Expenses directly related to the flights flown by the Regional Partners are included in operating expenses - regional partners. The Company allocates indirect expenses between mainline and Regional Partners operations by using Regional Partners departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Customer Loyalty Program

The Company offers EarlyReturns, a frequent flyer program to encourage travel on its airline and customer loyalty. The Company accounts for the EarlyReturns program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on members that have obtained a travel award. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance, and ticketing costs. The incremental costs do not include allocations of overhead expenses, salaries, aircraft cost or flight profit or losses. The Company records a liability for mileage obtained by participants who have reached the level to become eligible for a free travel award. The liability includes awards based on the number of complete free travel awards accumulated in a participant account and excludes any obligation for partial awards. The Company does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to us is negligible.

Effective September 15, 2008, the Company increased the mileage redemption level for a domestic roundtrip ticket from 15,000 to 20,000 miles, which reduced the number of flight awards eligible for redemption. As of September 30, 2008 and March 31, 2008, the Company estimated that approximately 299,000 and 472,000 and round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 20,000 and 15,000-mile free round-trip domestic ticket award threshold, respectively. As of September 30, 2008 and March 31, 2008, the Company had recorded a liability of approximately $6,894,000 and $10,059,000, respectively, for these rewards.

3. New Accounting Standards

New Accounting Standards Not Yet Adopted

In March 2008 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“FAS 161”). This standard enhances required disclosures regarding derivatives and hedging activities to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. Requirements under FAS 161 include disclosure of the objectives for using derivative instruments, disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, disclosure of credit risk related features, and cross-referencing within the footnotes of derivative-related information. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company expects to comply with the disclosure requirements of FAS 161 upon adoption.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect FAS 162 to have a material impact on its consolidated financial statements.

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the impact of adopting FSP APB 14-1 on its consolidated financial statements.

In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of EITF 03-6-1. The Company has not yet determined the impact of adopting EITF 03-6-1 on its consolidated financial statements.

New Accounting Standards Adopted During the Fiscal Year

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$72,671	$—	$—	$72,671
Restricted cash and investments	131,037	—	—	131,037
Short-term investments	—	3,740	—	3,740
	$203,708	$3,740	$—	$207,448

Cash and cash equivalents/Restricted cash and investments:

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

Restricted cash and investments primarily relates to funds held by companies that process credit card sale transactions, and funds held in escrow for future aircraft sales and credit card processors and are invested in money market accounts. They also include cash deposits that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities and cash held in escrow for asset sales and charter flights. Restricted cash and investments are stated at fair value.

Short-term investments:

Short-term investments consisted solely of two available for sale securities that are invested in auction rate securities (“ARS”). At March 31, 2008, the fair values of the Company’s ARS, all of which are collateralized by student loan portfolios, were estimated through discounted cash flow models. Beginning in March 2008 the auctions for all of the ARS were unsuccessful, resulting in the Company continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market, the Company recorded an unrealized loss on those ARS of $0.3 million, on the principal value of $8.8 million, which is reflected as accumulated other comprehensive loss in the consolidated balance sheet at March 31, 2008.

During the three months ended June 30, 2008, the Company recorded an unrealized loss in other non-operating expenses of $1.3 million related to the measurement of both ARS at current estimated fair value. The reclassification of the impairment from other comprehensive income was due to the Company’s conclusion that the impairment was no longer temporary. This was a result of the sale of one of the ARS below par value in July 2008. As such, both ARS have been valued based on the percentage of value received on the sale of one of the securities as they both are collateralized by similar loan portfolios and the Company believes this approximates fair value. Since the value was obtained from the sale price of a similar security, the remaining security was deemed to be valued using level 2 input.

In October 2008 the Company received notification that a settlement had been reached between the broker; the New York Attorney General’s office and the SEC covering ARS purchased prior to February 11, 2008. The broker is required to pay back all amounts at par, including the ARS the Company sold below par during the three months ended June 30, 2008, no later than December 15, 2008. The Company has not recorded a change in the value of the ARS. The Company, however, anticipates a reversal of the $1,320,000 unrealized loss upon settlement of the ARSs in the third fiscal quarter.

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

	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008
	(In thousands)
Professional fees directly related to reorganization (a)	$6,511	$13,338
Gains on the sale of aircraft (b)	(5,405)	(5,405)
Loss on a sale-lease back transaction (b)	4,654	4,654
Gains on contract terminations, net (c)	(4,118)	(4,118)
Write-off of note receivable (d)	13,541	13,541
Write-off of debt issuance cost (e)	1,833	1,833
Other, net (f)	(458)	1,453
Total reorganization items	$16,558	$25,296

(a) Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b) Reorganization items include the gain on the sale of two aircraft sold in September 2008 and a sale-lease back transaction in August 2008. These transactions were agreed upon subsequent to the Company’s Bankruptcy filing and approved by the bankruptcy Court.

(c) Effective as of August 31, 2008, the Company and GE Engine Services, Inc. mutually agreed to terminate a MCPH Restated and Amended Engine Service Agreement. This resulted in a gain of $4,270,000 for reimbursement of maintenance reserve payments less certain fees.

(d) The write-off of a note receivable relates to a contract in which the Company has agreed to forgive a note receivable from a vendor in exchange for a revised contract that will support the Company’s lower aircraft capacity.

(e) The Company wrote-off the debt issuance costs related to the unsecured convertible notes since the Company anticipates the entire principal amount will be an allowed claim for the value of its unsecured convertible notes.

(f) Other expenses are primarily related to fees and penalties associated with the temporary payment default on aircraft loans. Also included in other, net are other costs associated with the early return of two leased aircraft during the second fiscal quarter net of deferred credits.

Net cash paid for reorganization items for the three and six months ended September 30, 2008 totaled $4,587,000 and $8,458,000.

Reorganization items exclude the gain on the sale of two aircraft in May 2008 described in Note 7, because those aircraft were part of the Company’s routine operational decision to address planned reductions in capacity and desire to improve liquidity in reaction to economic conditions and fuel price increases. The Company obtained signed letters of intent and deposits on the anticipated aircraft sales prior to the Company’s unanticipated bankruptcy filing. Reorganization items also exclude the employee separation and other charges recorded during the quarter, as the amounts relate to normal operations of the business rather than charges resulting from the Chapter 11 reorganization.  These charges followed the Company’s planned reductions in capacity in reaction to economic conditions explained above.

5.  Liabilities Subject to Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. The Company has included secured debt as a liability subject to compromise as management believes that there remains uncertainty to the terms under a plan of reorganization since the filing recently occurred. Liabilities subject to compromise also include debt related to the planned aircraft sales due to the uncertainty that is typically associated with closing of these complex transactions. At hearings held in April 2008 the Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations (including fuel supply and fuel contracts), insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.

In accordance with SOP 90-7, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing discounts or premiums, and debt issuance costs to the extent necessary to report the debt at this allowed amount). Premiums and discounts as well as debt issuance cost on debts that are not subject to compromise, such as fully secured claims, should not be adjusted. Debt issuance costs on secured debt have not been adjusted because the Company continues to make payments based on the original contract terms. If debt is retired upon the sale of aircraft, the related debt issuance costs are written off as a loss from early extinguishment of debt in the period the debt is retired.

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of pre-petition claims are required to file proofs of claims by the November 17, 2008 bar date. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. The Debtors have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consist of the following:

	September 30, 2008	March 31, 2008
	(In thousands)
Accounts payable and other accrued expenses	$47,252	$—
Property tax payable	9,416	—
Accrued interest expense	4,052	—
Accrued maintenance events	1,308	—
Secured debt	461,614	—
Convertible notes	92,000	—
Total liabilities subject to compromise	$615,642	$—

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, all of which were not paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

6.  Equity Based Compensation Plans

For the three and six months ended September 30, 2008, the Company recognized stock-based compensation expense of $183,000 and $541,000, respectively, for stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and cash settled restricted stock units granted under the Company’s 2004 Equity Incentive Plan. For the three and six months ended September 30, 2007, the Company recognized stock-based compensation expense of $294,000 and $550,000, respectively, for stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”). Unrecognized stock-based compensation expense related to unvested options and awards outstanding as of September 30, 2008 was approximately $4,394,000, and will be recorded over the remaining vesting periods of one to five years (if the Company’s Equity Incentive Plan is not canceled pursuant to a plan of reorganization). At September 30, 2008, the weighted average remaining recognition period for options, RSU awards, and cash settled restricted stock awards was 2.5 years, 2.3 years and 2.5 years, respectively.

During the six months ended September 30, 2008 (and prior to the Company filing for bankruptcy under Chapter 11), the Company granted 1,208,858 SARs at a weighted average exercise price of $2.11 per share with a grant-date fair value of $0.73. During the six months ended September 30, 2008, the Company also granted 166,540 RSUs and 300,340 cash settled restricted stock awards at a weighted average grant date market value of $2.11. Due to the Company’s bankruptcy filing, we do not believe that the share-based compensation granted under the 2004 Equity Incentive Plan will have any value.

7. Property and Equipment, Net

As of September 30, 2008 and March 31, 2008, property and equipment consisted of the following:

	September 30,	March 31,
	2008	2008
	(In thousands)
Aircraft, spare aircraft parts, and improvements to
leased aircraft	$786,425	$942,162
Ground property, equipment and leasehold improvements	56,065	55,176
Computer software	18,017	17,280
Construction in progress	3,459	4,548
	863,966	1,019,166
Less accumulated depreciation	(142,797)	(148,722)

Property and equipment, net	$721,169	$870,444

Property and equipment includes capitalized interest of $2,869,000 and $2,864,000 at September 30, 2008 and March 31, 2008, respectively.

During the three and six months ended September 30, 2007, the Company recorded additional depreciation expense of $1,515,000 and $2,874,000, respectively, related to a change in estimate of the useful life of its aircraft seats due the implementation of a program to replace the Airbus seats with new leather seats that was completed in May 2008.

Sale of Aircraft

In March 2008 the Company signed a letter of intent for the sale of four aircraft including two A319 aircraft and two A318 aircraft. In May 2008 the Company sold the two Airbus A319 aircraft for proceeds of $59,000,000, with total net book values of $52,116,000 and approximately $3,200,000 of unused reserves under maintenance contracts for which the Company was reimbursed. This resulted in retirement of debt of $33,754,000 related to the mortgages on the sold aircraft and a book gain of $9,200,000 on the sales, net of transaction costs.

In August 2008 the Bankruptcy Court authorized the Company to sell a total of six additional Airbus A319 aircraft to the same party with net book values estimated to be $153,079,000, and to terminate the agreement to sell the final two A318 aircraft under the March 2008 letter of intent, which will result in the sale of a total of eight owned aircraft. In September 2008 the Company sold two Airbus A319 aircraft for proceeds of $55,000,000, with total net book values of $47,739,000. This resulted in retirement of debt of $30,037,000 related to the mortgages on the sold aircraft and a book gain of $5,405,000 on the sales, net of transaction costs. On August 5, 2008, the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) whereby the Company sold and leased back one Airbus A319 aircraft for proceeds of $29,300,000, with a net book value of $33,470,000. This resulted in retirement of debt of $23,877,000 related to the mortgage on the sold aircraft and a book loss of $4,654,000 on the transaction, net of transaction costs. The Company also returned two leased Airbus A319 aircraft to GECAS and plans to return one additional A319 aircraft to GECAS in January 2009.

The Company sold two aircraft in November 2008 with current net book values of $50,960,000 (see Note 17) and plans to sell an additional two aircraft in December 2008 with current net book values of $51,082,000. These aircraft have not been classified as assets held for sale on the balance sheet because they are still held and used in the Company’s operations.

Aircraft Purchase Obligations

In July 2008 the Company signed an agreement to defer the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 and November 2012. This resulted in reimbursement of $11,485,000 of pre-delivery payments in July 2008.

8. Deferred Revenue and Other Liabilities

At September 30, 2008 and March 31, 2008, deferred revenue and other liabilities consisted of the following:

	September 30,	March 31,
	2008	2008
	(In thousands)
Deferred revenue primarily related to co-branded credit card	$24,560	$24,472
Deferred rent	15,316	17,489
Fair value of fuel hedge contracts	2,624	—
Other	575	627

Total deferred revenue and other liabilities	43,075	42,588
Less current portion	(20,984)	(18,189)

	$22,091	$24,399

9. Other Accrued Expenses and Pre-Delivery Deposit Financing Not Subject to Compromise

Other Accrued Expenses

At September 30, 2008 and March 31, 2008, other accrued expenses not subject to compromise consisted of the following:

	September 30,	March 31,
	2008	2008
	(In thousands)
Accrued salaries and benefits	$29,966	$37,456
Federal excise and other passenger taxes payable	15,563	30,298
Property and income taxes payable	1,375	3,801
Deposit received on aircraft sales	27,911	—
Other	8,410	12,503

	$83,225	$84,058

Pre-Delivery Deposit Financing

In November 2007 the Company entered into a pre-delivery deposit facility (“PDP Facility”) for the purpose of financing obligations to make pre-delivery payments on eight A320 aircraft. The PDP Facility allowed the Company to draw up to $22,200,000 for aircraft deliveries through August 2010. As of June 30, 2008, the Company had $3,139,000 outstanding under the PDP Facility for A320 aircraft delivery originally scheduled for February 2009. Pursuant to a stipulation approved by the Bankruptcy Court, this amount was repaid in July 2008 and the facility was terminated.

10.  Secured and Unsecured Borrowings

Secured and unsecured borrowings at September 30, 2008 and March 31, 2008 consisted of the following:

	September 30,	March 31,
	2008	2008
Unsecured:	(In thousands)
Convertible Notes, fixed interest rate of 5.0%	$92,000	$92,000

Secured:
Credit Facility, secured by eligible aircraft parts (1)	3,000	3,000

Aircraft Notes, secured by aircraft:
Aircraft notes payable, fixed interest rates with a 6.75% and 6.55% weighted average interest rate at September 30, 2008 and March 31, 2008, respectively (2)	47,000	79,338
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 4.71% and 4.59% at September 30, 2008 and March 31, 2008, respectively (3)	408,567	484,601
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 6.56% and 8.06% at September 30, 2008 and March 31, 2008, respectively (4)	3,047	3,379

Total Secured Debt Subject to Compromise	$461,614	$570,318

(1) Credit Facility

In March 2005, the Company entered into a two-year revolving credit facility (“Credit Facility”) to support letters of credit and for general corporate purposes. The initial Credit Facility was renewed until July 2009. Under this facility, the Company was permitted to borrow the lesser of $20,000,000 (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts which secures this debt. The amount available for letters of credit was equal to the maximum commitment amount under the facility less current borrowings. Interest under the Credit Facility was based on a designated rate plus a margin. In addition, there was a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount. The Company has letters of credit issued of $12,054,000 and cash draws of $3,000,000. As a result of the Chapter 11 filing, the Company is in default under the Credit Facility and currently cannot borrow additional amounts under this facility.

(2) Secured Aircraft Notes payable - fixed interest rates

During the year ended March 31, 2008, the Company borrowed $48,326,000 for the purchase of three Bombardier Q400 aircraft. These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR. Security interests in the aircraft secure the loans.

During the six months ended September 30, 2008, the Company sold two Airbus 319 aircraft with fixed rate loans and repaid the loan balances of $30,037,000 with the proceeds of the sale.

(3) Secured Aircraft Notes payable - variable interest rates

During the years ended March 31, 2003 through March 31, 2008, the Company borrowed $549,503,000 for the purchase of 22 Airbus aircraft. During the six months ended September 30, 2008, the Company sold two aircraft with variable rate loans and entered into a sale-leaseback transaction for one of these purchased aircraft and repaid the loan balances of $57,631,000 with the proceeds of the sales. The remaining 19 senior aircraft loans have terms of 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR. At the end of the term, there are balloon payments for each of these loans. Security interests in the aircraft secure the loans.

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

(4) Junior Secured Aircraft Notes payable - variable interest rates

During the year ended March 31, 2006, the Company borrowed $4,900,000 for the purchase of an Airbus aircraft. This junior loan has a seven-year term with quarterly installments currently of $250,000. A security interest in the aircraft secures the loan.

Other Revolving Facility and Letters of Credit

In July 2005 the Company entered into an agreement with a financial institution, that was subsequently amended, for a $5,750,000 revolving line of credit that permits us to issue letters of credit up to $5,000,000. As of September 30, 2008, the Company had utilized $4,187,000 under this agreement for standby letters of credit that provide credit support for certain facility leases. The Company also entered into a separate agreement with this financial institution for a letter of credit fully cash collateralized of $2,845,000. In June 2008, the Company entered into a stipulation with the financial institution, which was approved by the Bankruptcy Court, which resulted in the financial institution releasing its liens on working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The Company fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued. The total of $7,437,000 in cash collateral as of September 30, 2008 is classified as restricted cash and investments on the consolidated balance sheet.

Contractual Interest Expense

Subsequent to the Company’s Chapter 11 bankruptcy filing, the Company records post-petition interest on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceedings or that it is probable that the interest will be an allowed claim. Had the Company recorded interest expense based on all of its pre-petition contractual obligations, interest expense would have increased by $2,186,000 during the six months ended September 30, 2008.

Debt Covenants

As of September 30, 2008, the Company was in compliance with its debt covenants. However, the Company’s Chapter 11 bankruptcy filing triggered default provisions in its debt and lease agreements. Payment defaults were cured as of June 9, 2008 for all debt secured by aircraft.

Debtor-in-Possession (“DIP”) Financing - Post-Petition

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC, and CNP Partners, LLC (the “Lenders”), each a member of the Unsecured Creditor’s Committee in the Company’s Chapter 11 Bankruptcy cases. The DIP Credit Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants. The DIP Credit Agreement provides for the payment of interest at an annual rate of 16% interest, or annual interest of 14% if the Debtors pay the interest monthly. The DIP Credit Agreement will mature on April 1, 2009. On August 8, 2008, funding was provided under the DIP Credit Agreement in the amount of $30,000,000, before applicable fees of $2,100,000.

11. Equity

Unearned ESOP shares

In March 2008 the Company issued and contributed 300,000 shares to the Employee Stock Ownership Plan (“ESOP”). Compensation expense for the ESOP for the three and six months ended September 30, 2008 was $205,000 and $411,000, respectively. Compensation expense for the ESOP for the three and six months ended September 30, 2007 was $459,000 and $919,000, respectively. Due to the Company’s bankruptcy filing, the Company does not believe that the shares in the ESOP Plan will have any value upon emergence from bankruptcy.

Comprehensive Income (Loss)

A summary of the comprehensive income (loss) for the three and six months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss)	$(30,367)	$17,317	$(88,106)	$13,834
Other comprehensive income (loss):
Reclassification of previously recognized unrealized losses now deemed other than temporary	—	—	299	—
Total comprehensive loss	$(30,367)	$17,317	$(87,807)	$13,834

12. Fuel Hedging Transactions

The Company’s operations are inherently dependent upon the price of and availability of aircraft fuel. The Company currently has a fuel hedging program using a variety of financial derivative instruments.  These fuel hedges do not qualify for hedge accounting under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and, as such, realized and non-cash mark to market adjustments are included in aircraft fuel expense.

Due to the Company’s Chapter 11 filing, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in May 2008 and subsequently settled, which resulted in cash receipts of $23,151,000. In August 2008 the Company resumed its fuel hedging program, and as of September 30, 2008 the fair value of the hedge agreements recorded on the balance sheet as a liability was $2,624,000. See Note 17 for subsequent events related to the Company’s fuel hedge contracts.

Our aircraft fuel expense for the three months ended September 30, 2008 and 2007 includes a mark to market derivative loss of $2,624,000 recorded as an increase to fuel expense and a mark to market derivative gain of $6,358,000, respectively, recorded as a reduction to fuel expense. Cash settlements for fuel derivatives contracts settled during the three months ended September 30, 2008 and 2007 were receipts of $0 and $4,792,000, respectively.

Our aircraft fuel expense for the six months ended September 30, 2008 and 2007 includes mark to market derivative gains of $4,729,000 and $6,952,000, respectively, recorded as an increase to fuel expense. Cash settlements for fuel derivatives contracts settled during the six months ended September 30, 2008 and 2007 were receipts of $23,151,000 and $9,129,000, respectively.

The following table summarizes the components of aircraft fuel expense for the three and six months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Aircraft fuel expense - mainline and Lynx Aviation	$179,441	$107,349	$353,830	$212,084
Aircraft fuel expense - included in regional partners	—	12,725	11,634	23,799
Total system-wide fuel expense	179,441	120,074	365,464	235,883
Changes in fair value and settlement of fuel hedge contracts gains (losses)	(2,624)	6,358	4,729	6,952
Total raw aircraft fuel expense	$176,817	$126,432	$370,193	$242,835

The Company is required to cash collateralize its fuel hedge position. As of September 30, 2008, this resulted in deposits of $9,300,000.

13. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts) for the three and six months ended September 30, 2008 and 2007:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) as reported	$(30,367)	$17,317	$(88,106)	$13,834
Interest on convertible notes, net of capitalized interest	—	493	—	1,158
Numerator for diluted earnings per share	$(30,367)	$17,810	$(88,106)	$14,992
Denominator:
Weighted average shares outstanding, basic	36,946	36,642	36,946	36,638
Effects of dilutive securities:
Conversion of convertible notes	—	8,900	—	8,900
Employee stock awards	—	112	—	119
Warrants	—	—	—	19
Adjusted weighted average shares outstanding, diluted	36,946	45,654	36,946	45,676

Earnings per share, basic	$(0.82)	$0.47	$(2.38)	$0.38
Earnings per share, diluted	$(0.82)	$0.39	$(2.38)	$0.33

For the three and six months ended September 30, 2008 and 2007, the common stock equivalents of the weighted average options, SARS, and RSUs, of 216,000 and 118,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended September 30, 2008, the weighted average options, SARs, and RSUs outstanding of 3,831,000 and 3,972,000, respectively, and warrants of 3,833,946 were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares For the three months ended September 30, 2007, the common stock equivalents of the weighted average warrants outstanding of 94,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended September 30, 2007, the weighted average options, SARS and RSUs outstanding of 2,249,000 and 2,206,000, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

14. Operating Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three primary operating and reporting segments, which consists of mainline operations, Regional Partner operations, and Lynx Aviation operations. Mainline operations include service operated by Frontier Airlines using Airbus aircraft. Regional Partner operations include regional jet service operated by Republic and Horizon Air Industries, Inc. Lynx Aviation’s operations, which includes service using Bombardier Q400 aircraft, began revenue flight service on December 7, 2007. The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss). However, the Company does not manage the business or allocate resources solely based on segment operating profit or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.

To evaluate the separate segments of the Company’s operations, management has segregated the revenues and costs of our operations as follows: Passenger revenue for our mainline, Regional Partners and Lynx Aviation represents the revenue collected for flights operated by the Airbus fleet, the aircraft under lease through contracts with Regional Partners, and the Bombardier Q400 fleet. Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract. Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin. Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs. Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin. These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. The Company also allocates indirect expenses among mainline, Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Financial information for the three and six months ended September 30, 2008 and 2007 for the Company’s operating segments is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Operating revenues:
Mainline - passenger and other (1)	$340,038	$340,039	$665,085	$655,987
Regional Partners - passenger	—	32,927	17,465	61,749
Lynx Aviation - passenger	23,956	—	41,932	—
Consolidated	$363,994	$372,966	$724,482	$717,736

Operating income (loss):
Mainline (2)	$(3,285)	$29,417	$(29,772)	$38,783
Regional Partner	—	(3,739)	(9,185)	(9,274)
Lynx Aviation (3)	(2,547)	(2,831)	(8,363)	(5,059)
Consolidated	$(5,832)	$22,847	$(47,320)	$24,450

	September 30,	March 31,
	2008	2008
	(In thousands)
Total assets at end of period:
Mainline	$943,919	$1,129,123
Regional Partner	—	202
Lynx Aviation	109,098	110,338
Other (4)	8,514	10,308
Consolidated	$1,061,531	$1,249,971

(1)	Other revenues included in Mainline revenues consist primarily of cargo revenues, the marketing component of revenues earned under a co-branded credit card agreement and auxiliary services.

(2)	Mainline operating income (loss) includes realized and non-cash mark-to-market adjustments on fuel hedges, gains on sales of assets, net and employee separation costs and other charges.

(3)	Lynx Aviation operating costs consisted solely of start-up costs prior to December 7, 2007.

(4)	Includes Frontier Holdings’ investments in Frontier and Lynx Aviation, which are eliminated in consolidation.

15. Restricted cash and investments

Restricted cash and investments primarily relates to funds held by companies that process credit card sale transactions, bankcard processors and funds placed in escrow for the planned future sale of four aircraft and are invested in money market accounts. They also include cash secured deposits that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities.

At September 30, 2008 and March 31, 2008, restricted cash and investments consisted of the following:

	September 30,	March 31,
	2008	2008
	(In thousands)
Funds held for holdback of customer sales	$96,263	$70,027
Funds held in escrow from potential buyer of aircraft	27,911	—
Funds held for cash supported letters of credit and deposits on charter flights	6,863	4,092
	$131,037	$74,119

The Company has a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. As of March 31, 2008 and September 30, 2008, that amount totaled $54,500,000 and $69,074,000, respectively. In June 2008, the Company reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions. Any further holdback had been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008. Beginning October 1, 2008, the court-approved stipulation allows the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization at some point in the future. In addition, a credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $15,500,000 at March 31, 2008 and $26,298,000 at September 30, 2008. As of November 11, 2008, the amount of holdback with our bankcard processor was $78,090,000 and the holdback for the credit card company was $25,098,000.

16. Income Taxes

The Company recorded $1,355,000 of alternative minimum tax expense during the three months ended September 30, 2008 because tax gains on the sales of aircraft are currently estimated to result in taxable income for the year ending March 31, 2009.  Under alternative minimum tax regulations, the Company can only offset 90% of its taxable income with net operating loss carryforwards.  The remaining 10% is subject to alternative minimum tax.  Although the Company is entitled to an alternative minimum tax (“AMT”) credit against future income taxes, the Company recorded a valuation allowance against this credit since it was more likely than not that this tax credit will not be realized.  The Company had no provision for income taxes for the six months ended September 30, 2007 due to accumulated losses for which valuation allowances have been recorded.

17. Subsequent Events

Auction Rate Securities

In October 2008 the Company received notification that a settlement was reached between the Company’s broker for auction rate securities, the New York Attorney General’s office and the SEC, covering auction rate securities purchased prior to February 11, 2008. The brokerage is required to purchase back all covered securities at par, including the securities the Company sold below par during the three months ended June 30, 2008, no later then December 15, 2008. The Company has not recorded a change in the value of the auction rate securities. however, it anticipates a reversal of the $1,320,000 upon settlement in the third fiscal quarter.

Sales of Aircraft

In November 2008 the Company sold two A319 aircraft for gross proceeds of $55,000,000 and retired the related aircraft debt of $36,381,000. Net cash realized was approximately $18, 200,000 with an anticipated book gain of approximately $4,300,000 on the sales.

Fuel Hedge Transactions

In October 2008 we terminated a three-way collar swap entered into in August 2008 that covered the period from September 1, 2008 to December 31, 2008. The realized loss on this transaction was $5,952,000.

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

In this report, references to “us,” “we,” “Frontier Holdings” or the “Company” refer to Frontier Airlines Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context requires otherwise.

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

Overview

We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”). We are the second largest jet service carrier at DIA based on departures. We offer our customers a differentiated product, with new Airbus and Bombardier aircraft, comfortable passenger cabins that we configure with one class of seating, ample leg room, affordable pricing, and in-seat LiveTV with 24 channels of live television entertainment and three additional channels of current-run pay-per-view movies on our mainline routes. In January 2007, the U.S. Department of Transportation (“DOT”) designated us as a major carrier. As of November 13, 2008, Frontier Airlines and Lynx Aviation operated routes linking our Denver hub to 50 U.S. cities spanning the nation from coast to coast, five cities in Mexico, one city in Canada and one city in Costa Rica.

In December 2007 Lynx Aviation obtained its operating certificate to provide scheduled air transportation service from the Federal Aviation Administration (“FAA”). The aircraft are operated by Lynx Aviation under its operating certificate. Lynx Aviation began revenue service on December 7, 2007 upon receiving FAA certification. Lynx Aviation currently provides service to 12 destinations.

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic Airlines, Inc. (“Republic”) to terminate our capacity purchase agreement with Republic as of June 22, 2008. Republic retains its rights to file claims in the bankruptcy proceedings as a result of this terminated agreement. The agreement provided for a structured reduction and gradual phase-out of Republic's 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008.

As of November 13, 2008, we operated a mainline fleet of 54 jets (37 of which we lease and 17 of which we own), consisting of 41 Airbus A319s, 11 Airbus A318s and two Airbus A320s, and a regional fleet of 10 Bombardier Q400 turboprop aircraft operated by Lynx Aviation. During the three months ended September 30, 2008 and 2007, year-over-year mainline capacity decreased by 5.7% and increased by 11.9%, respectively, and year-over-year mainline passenger traffic decreased by 4.6% and increased by 22.3%, respectively. During the six months ended September 31, 2008 and 2007, year-over-year mainline capacity decreased by 2.9% and increased by 13.0%, respectively, and year-over-year mainline passenger traffic decreased by 1.0% and increased by 17.8%, respectively.

We currently lease or have preferential use of 17 gates on Concourse A at DIA. We use these 17 gates and seven commuter ground gates and share use of up to five common use gates to operate approximately 256 daily mainline flight departures and arrivals and 65 Lynx Aviation daily flight departures and arrivals.

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

Our ability, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, our ability (i) to successfully achieve required cost savings to complete our restructuring; (ii) to maintain adequate liquidity; (iii) to generate cash from operations; (iv) to secure exit financing; (v) to negotiate favorable terms with our bankcard processors and credit card companies; (vi) to confirm a plan of reorganization under the Bankruptcy Code; and (vii) to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Industry Overview

The U.S. domestic airline industry was negatively impacted by record high fuel prices during the six months ended September 30, 2008. The price of fuel per gallon for the six months ended September 30, 2008 increased by 67.0% over the same period in 2007 and reached a new record high of $147 a barrel (or $3.82 per gallon including our into plane cost, taxes and storage) on July 11, 2008. Since this record high, crude oil fell to a 12-week low and as of November 10, 2008, our current price of fuel per gallon was $2.24 (including our into plane cost, taxes and storage). Domestic airlines have responded to these record fuel costs by reducing capacity, grounding airplanes, furloughing and/or reducing their workforce, raising ticket prices and imposing additional fees. Based on airlines’ schedule filings through July 31, 2008, by November 2008 overall domestic airline capacity will be reduced by 11.4% year over year. We estimate that capacity at DIA will only be down 5.2% year over year by November 2008 largely due to growth of Southwest Airlines at DIA.

In the Denver market, United Airlines has reduced its seat share from 71% to 44% of the Denver market since 2000. During this same period, we have grown our seat share from 8% to 23% of the total Denver market. Southwest Airlines entered the Denver market in 2006 and currently has a 16% seat share in the Denver market. In the markets we serve, we currently have a 31% seat share compared to United’s 35% seat share and Southwest’s 21% seat share.

In June 2008 United Airlines announced further cuts that will result in the retirement of 100 mainline jets and a one-time reduction of domestic capacity by up to 18%. United’s projected capacity reduction from November 2007 to November 2008 is 19.8% at DIA, resulting in a 16% reduction in total Denver seat share and 7.7% reduction of seat share in our markets. During this same period, however, Southwest will increase its total Denver capacity by 114% and its seat share in our markets by 11.5%. Southwest had 92 daily departures at the end of September 2008 from DIA, which is anticipated to increase to 111 by the end of the year. Denver is not experiencing the same capacity decreases in total as other markets due to Southwest’s growth in the Denver market.

The majority of Southwest’s growth at DIA has come at the expense of United and other carriers. From June 2007 to June 2008, our passenger growth at Denver has outpaced all other airlines, including Southwest. We have averaged approximately 10 points higher in average load factor with a higher average yield compared to Southwest over the last 12 months. Southwest’s presence is, however, negatively impacting yields with its lower fare structure. Despite the lower fares, we believe our combination of lower costs than United, comparable costs (excluding fuel) to Southwest, and stronger revenue than Southwest allows us to compete effectively in the Denver market.

Quarter in Review

During the three months ended September 30, 2008, we had a net loss of $30,367,000 or 82¢ per diluted share, as compared to net income of $17,317,000 or 39¢ per diluted share for the three months ended September 30, 2007. Our net loss for the three months ended September 30, 2008 include $16,558,000 of reorganization expenses related to our bankruptcy filing and a $2,624,000 increase in fuel expense from fuel hedge contracts. Included in our net income for the quarter ended September 30, 2007 was a decrease in fuel expense of $6,358,000 from fuel hedge contracts and $2,831,000 of start-up costs for Lynx Aviation.

Mainline passenger revenue decreased by 0.1% in the three months ended September 30, 2008, as compared to the prior period. Our mainline passenger revenue remained relatively flat on a decrease in capacity of 5.7% due to the increase in RASM, or revenue per available seat mile, of 6.1% and a 1.1 point increase in the load factor year-over-year.

Our mainline CASM, or cost per available seat mile, for the three months ended September 30, 2008 and 2007 was 11.27¢ and 9.62¢, respectively, an increase of 17.2%. The increase in mainline CASM was largely due to an increase in fuel expense to 5.58¢ per ASM from 3.32¢ per ASM for the three months ended September 30, 2008 and 2007, respectively, an increase of 68.1%. Mainline CASM excluding fuel was 5.68¢ per ASM as compared to 6.30¢ per ASM for the three months ended September 30, 2008 and 2007, respectively, a decrease of 9.8%. This decrease in mainline CASM excluding fuel is due to several cost savings strategies implemented, including workforce reductions, temporary wage and benefit concessions and network adjustments.

Despite our increase in mainline RASM and decrease in mainline CASM excluding fuel, historically high aircraft fuel prices continue to negatively impact our financial performance. Our losses have been primarily driven by rising fuel costs and our inability to pass these increases on to our customers due to a highly competitive market. Our average fuel cost per gallon, including hedging activities, was $3.90 for the three months ended September 30, 2008 compared to $2.26 for the three months ended September 30, 2007, an increase of 72.6%.

Operations Review for the Quarter

During the three months ended September 30, 2008, Frontier Airlines had the following operating highlights:

•	According the Department of Transportation (“DOT”) monthly Air Consumer Report, Frontier Airlines finished first in overall flight completion factor, for the 16th consecutive month in September 2008.

•
Frontier Airlines ranked among the top three major carriers in on-time performance in July, August and September 2008, including leading the major carriers in September 2008 with a Company record of 91.4%.

•
Frontier Airlines continues to be one of the top performing airlines in other DOTs measured performance categories, including top-five in mishandled baggage performance between July and September 2008, and ranking first in fewest complaints filed with the DOT in July 2008, and second in September 2008.

•	Frontier Airlines was named 6th in the prestigious Condé Nast Traveler’s 2008 Readers’ Choice Awards.

•	In August 2008, Frontier Airlines was also named the number six domestic carrier in Travel + Leisure’s World’s Best Awards.

Our Business Plan

As a result of the continuing drastic escalation and volatility in fuel costs and our Chapter 11 bankruptcy proceeding, we are continuing an aggressive examination of many aspects of our business. We are implementing a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders, such as employees and vendors, in order to allow us to reduce costs, create financial flexibility and restore our long-term viability and profitability.

Our evaluation has encompassed our network, fleet composition, both mainline and regional partner cost structure and balance sheet.

Network Adjustments and Capacity Reductions

In June 2008 we announced plans to reduce mainline capacity year-over-year by approximately 17% from September 2008 through March 2009. These adjustments will include frequency or seasonal reductions in certain markets. The capacity reductions were phased in starting mid-August and we plan to have them completed by the end of January 2009. With the route adjustments, termination of the Republic contract and the planned sale or lease termination of a total of 11 aircraft, we had a system-wide capacity decrease of 8.6% during the three months ending September 30, 2008, over the same period last year and we anticipate system-wide capacity to decline by 20% in the three months ending December 31, 2008, as compared to the same period last year. In September 2008 we implemented reductions in our personnel and operations to achieve the cost savings associated with this reduction in our fleet and routes.

On April 23, 2008, we announced that we reached an agreement with Republic under which Frontier would reject its capacity purchase agreement with Republic. There was a structured reduction and gradual phase-out of Republic's 12 aircraft from our daily operation which was completed in June 2008. In conjunction with the termination of service by Republic, we discontinued service to four markets.

Cost Structure

In May 2008 we reached agreements with our pilot and dispatcher unions on temporary wage and benefit concessions as well as with the International Brotherhood of Teamsters (“IBT”), which represents approximately 450 employees including mechanics and aircraft appearance agents.  All other employees were given wage reductions effective June 1, 2008.  Wage concessions for non-represented employees were extended at the end of September 2008 and we have reached permanent concessionary wage agreement with the Transport Workers Union of America (“TWU”) (representing the dispatchers). The Company has received a ruling from the Bankruptcy Court approving permanent concessions from certain of its contracts with the IBT. One remaining agreement with the IBT remains subject to ongoing negotiations.  The Company also reached an agreement with the Frontier Airlines Pilot Association, (“FAPA”) for the temporary continuation of wage concessions and is currently working on a permanent agreement.

                In June 2008 we announced reductions in our workforce in conjunction with the announcement of the 17% capacity reductions.  We have implemented early out programs and voluntary leaves, and eliminated over 600 positions (including layoffs for approximately 275 employees), most of which took effect in September 2008.

Liquidity and Revenue Initiatives

In May 2008 we closed on the sale of two Airbus A319 aircraft for net proceeds of $25.2 million after retirement of the related debt. On August 5, 2008, the Bankruptcy Court authorized a transaction with an affiliate of VTB Leasing for Frontier to sell an additional six of our 47 Airbus A319 aircraft to an affiliate of VTB Leasing for onward lease to Rossiya Airlines. This agreement amends an earlier agreement where an affiliate of VTB Leasing was to purchase two A319 and two A318 aircraft. Under the revised agreement the affiliate of VTB Leasing will not take delivery of the originally agreed upon two A318 aircraft and will instead purchase an additional six A319 aircraft. In September 2008, the Company closed on the sale of two Airbus A319 aircraft; and realized net proceeds of $24.8 million after the retirement of the related aircraft debt. In November 2008 the Company closed on the sale of two additional Airbus A319 aircraft for net proceeds of $18.2 million after the retirement of the related aircraft debt.

  On August 5, 2008, the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) whereby the Company would sell and lease back up to four Airbus A319 aircraft. In August 2008, the Company sold and leased back one Airbus A319 aircraft for proceeds of $29.3 million with a net book value of $33.5 million. This resulted in retirement of debt of $23.9 million related to the mortgage on the sold aircraft and a book loss of $4.7 million on the transaction, net of transaction cost, for net proceeds of $4.2 million. We also returned two leased Airbus A319 aircraft to GECAS in September 2008 and will return one Airbus A319 aircraft to GECAS in January 2009.

In total, we expect to realize a total of approximately $95.2 million in net proceeds from these transactions, of which $18.2 million we received in November 2008. We anticipate the remaining $22.8 million in December 2008.

In July 2008 we deferred the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 and November 2012. These deferrals have reduced our near term funding requirements and debt burden. This resulted in reimbursement to us of $11,485,000 of pre-delivery payments in July 2008.

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC and CNP Lenders, LLC, each a member of the Unsecured Creditors Committee in our Chapter 11 bankruptcy cases. The DIP Credit Agreement contains various representations, warranties and covenants by the Company that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants. The DIP Credit Agreement provides for the payment of interest at an annual rate of 16%, or annual interest of 14% if the Company pays the interest monthly. The DIP Credit Agreement will mature on April 1, 2009. On August 8, 2008, the Company received funding under the DIP Credit Agreement in the amount of $30 million, which is gross of approximately $2.1 million of applicable fees.

In May 2008 we introduced a $25 fee for a second checked bag. In September 2008 we introduced a $15 fee for the first checked bag. The first bag fee started on November 1, 2008, and is effective for tickets purchased on or after September 13, 2008. The fee does not apply to EarlyReturns Summit and Ascent members. We also announced increases in our fees for certain other services such as checked pets and oversized bag fees. The increases mostly range from $10 to $100 per service. We have also announced the elimination of stand-by passengers, changes in add-collect fees and increased change fees. We estimate that new and increased fees announced this quarter will generate $40 to $50 million in incremental annual revenue. Starting on September 15, 2008, customers are charged a $25 non-refundable redemption fee, per ticket, on EarlyReturns award tickets. Award tickets purchased within 14 days of travel are charged a $75 non-refundable expedite fee, per ticket. Both fees are waived for Summit members. Additionally, any award ticket changes or cancellations resulting in a redeposit of miles are subject to a $75 change fee. This change fee is also waived for Summit members.

Results of Operations

Frontier Holdings includes the following operations: our mainline operations, which currently consists of 54 Airbus aircraft and our Lynx Aviation operation, consisting of 10 Q400 aircraft. Historically, our operation included our Regional Partner operations operated by Republic and Horizon (“Regional Partners”). Lynx Aviation and our Regional Partners services are separate and apart from our mainline operations.

To evaluate the separate segments of our operations, management has segregated the revenues and costs of our operations as follows: Passenger revenue for our Regional Partners and for Lynx Aviation represents the revenue collected for flights operated by these carriers. Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract. Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin. Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs. Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin. These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses among mainline, our Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

The following table provides certain of our financial and operating data for the three and six months ended September 30, 2008 and 2007. Mainline and combined data exclude the expenses of Lynx Aviation prior to receiving FAA approval to fly, which occurred in December 2007. The start-up costs excluded were $2,831,000 and $5,059,000 for the three and six months ended September 30, 2007, respectively.

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$327,061	$327,369	(0.1)%	$640,711	$631,049	1.5%
Revenue passengers carried (000s)	2,885	2,901	(0.6)%	5,715	5,623	1.6%
Revenue passenger miles (RPMs) (000s) (2)	2,612,977	2,738,605	(4.6)%	5,275,596	5,329,511	(1.0)%
Available seat miles (ASMs) (000s) (3)	3,047,145	3,232,320	(5.7)%	6,231,435	6,418,382	(2.9)%
Passenger load factor (4)	85.8%	84.7%	1.1 pts	84.7%	83.0%	1.7 pts
Break-even load factor (5)	92.7%	78.5%	14.1 pts	93.9%	79.3%	14.5 pts
Block hours (6)	62,544	66,785	(6.4)%	128,646	133,003	(3.3)%
Departures	26,376	27,143	(2.8)%	52,786	53,976	(2.2)%
Average seats per departure	132.1	128.7	2.6%	132.1	128.9	2.5%
Average stage length	875	925	(5.4)%	894	923	(3.1)%
Average length of haul	906	944	(4.0)%	923	948	(2.6)%
Average daily block hour utilization (7)	11.6	12.1	(4.1)%	11.8	12.3	(4.1)%
Passenger yield per RPM (cents) (8)	12.44	11.87	4.8%	12.04	11.76	2.4%
Total yield per RPM (cents) (9), (10)	13.01	12.42	4.8%	12.61	12.31	2.4%
Passenger yield per ASM (RASM) (cents) (11)	10.67	10.06	6.1%	10.19	9.76	4.4%
Total yield per ASM (cents) (12)	11.16	10.52	6.1%	10.67	10.22	4.4%
Cost per ASM (cents) (CASM)	11.27	9.62	17.2%	11.15	9.62	15.9%
Fuel expense per ASM (cents)	5.58	3.32	68.1%	5.40	3.30	63.6%
Cost per ASM excluding fuel (cents) (13)	5.68	6.30	(9.8)%	5.75	6.32	(9.0)%
Average fare (14)	$103.59	$103.39	0.2%	$101.42	$102.44	(1.0)%
Average aircraft in service	58.4	60.0	(2.7)%	59.6	59.2	0.7%
Aircraft in service at end of period	56	60	(6.7)%	56	60	(6.7)%
Average age of aircraft at end of period (years)	4.4	3.6	22.2%	4.4	3.6	22.2%
Average fuel cost per gallon	$3.90	$2.26	72.6%	$3.79	$2.27	67.0%
Fuel gallons consumed (000's)	43,576	47,439	(8.1)%	88,795	93,514	(5.0)%

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	Change	2008	2007	Change

Selected Operating Data - Lynx Aviation:

Passenger revenue (000s) (1)	$23,956	—	NA	$41,932	—	NA
Revenue passengers carried (000s)	303	—	NA	538	—	NA
Revenue passenger miles (RPMs) (000s) (2)	104,307	—	NA	186,431	—	NA
Available seat miles (ASMs) (000s) (3)	154,986	—	NA	287,694	—	NA
Passenger load factor (4)	67.3%	—	NA	64.8%	—	NA
Passenger yield per RPM (cents) (8)	22.97	—	NA	22.49	—	NA
Passenger yield per ASM (cents) (11)	15.46	—	NA	14.58	—	NA
Cost per ASM (cents) (CASM)	17.10	—	NA	17.48	—	NA
Average fare	$79.15	—	NA	$77.96	—	NA
Aircraft in service at end of period	10	—	NA	10	—	NA

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	Change	2008	2007	Change

Selected Operating Data - Regional Partners:

Passenger revenue (000s) (1)	—	$32,927	NA	$17,465	$61,749	(71.7)%
Revenue passengers carried (000s)	—	330	NA	188	621	(69.7)%
Revenue passenger miles (RPMs) (000s) (2)	—	210,462	NA	135,857	388,396	(65.0)%
Available seat miles (ASMs) (000s) (3)	—	269,246	NA	167,756	512,990	(67.3)%
Passenger load factor (4)	—	78.2%	NA	81.0%	75.7%	5.3 pts
Passenger yield per RPM (cents) (8)	—	15.65	NA	12.86	15.90	(19.1)%
Passenger yield per ASM (cents) (11)	—	12.23	NA	10.41	12.04	(13.5)%
Cost per ASM (cents) (CASM)	—	13.62	NA	15.89	13.84	14.8%
Average fare	—	$99.65	NA	$92.85	$99.50	(6.7)%
Aircraft in service at end of period	—	12	NA	-	12	(100.0)%

	Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$351,017	$360,296	(2.6)%	$700,108	$692,798	1.1%
Revenue passengers carried (000s)	3,188	3,231	(1.3)%	6,441	6,244	3.2%
Revenue passenger miles (RPMs) (000s) (2)	2,717,284	2,949,067	(7.9)%	5,597,884	5,717,907	(2.1)%
Available seat miles (ASMs) (000s) (3)	3,202,131	3,501,566	(8.6)%	6,686,885	6,931,372	(3.5)%
Passenger load factor (4)	84.9%	84.2%	0.7 pts	83.7%	82.5%	1.2 pts
Passenger Yield per RPM (cents) (8)	12.85	12.14	5.8%	12.41	12.04	3.1%
Total yield per RPM (cents) (9), (10)	13.40	12.65	5.9%	12.94	12.55	3.1%
Yield per ASM (cents) (11)	10.90	11.18	(2.5)%	10.39	9.93	4.6%
Total yield per ASM (cents) (12)	11.37	10.65	6.8%	10.83	10.35	4.6%
Cost per ASM (cents)	11.55	10.01	15.4%	11.54	10.01	15.3%

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

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.

(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net loss (income)	$30,367	$(17,317)	$88,106	$(13,834)
Income tax expense	(1,355)	—	(1,355)	—
Passenger revenue - Mainline	327,061	327,369	640,711	631,049
Passenger revenue - Regional Partners	—	32,927	17,465	61,749
Passenger revenue - Lynx Aviation	23,956	—	41,932	—
Regional partner expense	—	(36,666)	(26,650)	(71,023)
Lynx Aviation expense	(26,503)	(2,831)	(50,295)	(5,059)
Charter revenue	(1,979)	(2,301)	(5,469)	(4,496)
Passenger revenue - mainline (excluding charter) required to break even	$351,547	$301,181	$704,445	$598,386

The calculation of the break-even load factor:
	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Passenger revenue - mainline (excluding charter) ($000s)	$351,547	$301,181	$704,445	$598,386
Mainline yield per RPM (cents)	12.44	11.87	12.04	11.76
Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	2,825,941	2,537,329	5,850,872	5,088,316
Mainline ASMs (000s)	3,047,145	3,232,320	6,231,435	6,418,382
Mainline break-even load factor	92.7%	78.5%	93.9%	79.3%

(6)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Passenger revenue - as reported	$ 351,017	$ 360,296	$ 700,108	$ 692,798
Less: Passenger revenue - Regional Partners	—	32,927	17,465	61,749
Less: Passenger revenue - Lynx Aviation	23,956	—	41,932	—
Passenger revenue - mainline service	327,061	327,369	640,711	631,049
Less: charter revenue	1,979	2,301	5,469	4,496
Passenger revenue - mainline (excluding charter, Regional Partners and Lynx Aviation)	325,082	325,068	635,242	626,553
Add: Passenger revenue - Regional Partners	—	32,927	17,465	61,749
Add: Passenger revenue - Lynx Aviation	23,956	—	41,932	—
Passenger revenue, system combined	$ 349,038	$ 357,995	$ 694,639	$ 688,302

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.

(11)	“Yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.

(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.

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

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations for the three and six months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Revenues:
Passenger - Mainline	$327,061	$327,369	(0.1)%	$640,711	$631,049	1.5%
Passenger - Regional Partner	—	32,927	(100.0)%	17,465	61,749	(71.7)%
Passenger - Lynx Aviation	23,956	—	100.0%	41,932	—	100.0%
Cargo	1,809	1,653	9.4%	3,508	3,163	10.9%
Other	11,168	11,017	1.4%	20,866	21,775	(4.2)%

Total revenues	363,994	372,966	(2.4)%	724,482	717,736	0.9%

Operating expenses:
Flight operations	38,884	44,515	(12.6)%	82,517	89,742	(8.1)%
Aircraft fuel	170,155	107,350	58.5%	336,525	212,062	58.7%
Aircraft lease	27,281	28,247	(3.4)%	54,501	56,577	(3.7)%
Aircraft and traffic servicing	40,287	42,022	(4.1)%	82,280	86,613	(5.0)%
Maintenance	23,181	26,861	(13.7)%	50,999	51,231	(0.5)%
Promotion and sales	20,472	36,073	(43.2)%	51,444	70,368	(26.9)%
General and administrative	13,473	14,067	(4.2)%	25,130	28,801	(12.7)%
Operating expenses - Regional Partners	— -	36,666	(100.0)%	26,650	71,023	(62.5)%
Operating expenses - Lynx Aviation	26,503	2,831	NM	50,295	5,059	NM
Employee separation costs and other charges (reversals)	(108)	—	(100.0)%	466	—	100.0%
Gains on sales of assets, net	162	26	NM	(8,672)	4	NM
Depreciation	9,536	11,762	(18.9)%	19,667	22,107	(11.0)%
Total operating expenses	369,826	350,419	5.5%	771,802	693,586	11.3%

Business interruption insurance proceeds	—	300	(100.0)%	—	300	(100.0)%

Operating income (loss)	$(5,832)	$22,847	125.5%	$(47,320)	$24,450	293.9%

NM = Change not meaningful or applicable

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenues. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and six months ended September 30, 2008 and 2007. Regional Partners and Lynx Aviation revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2007		2008		2007
	Revenue/	%	Revenue/	%	Revenue/	%	Revenue/	%
	cost Per	of Total	cost Per	of Total	cost Per	of Total	cost Per	of Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	10.73	96.2%	10.13	96.3%	10.28	96.4%	9.83	96.2%
Cargo	0.06	0.5%	0.05	0.5%	0.06	0.5%	0.05	0.5%
Other	0.37	3.3%	0.34	3.2%	0.33	3.1%	0.34	3.3%
Total revenues	11.16	100.0%	10.52	100.0%	10.67	100.0%	10.22	100.0%

Operating expenses:
Flight operations	1.28	11.5%	1.38	13.1%	1.32	12.4%	1.40	13.7%
Aircraft fuel expense	5.58	50.0%	3.32	31.6%	5.40	50.6%	3.30	32.3%
Aircraft lease expense	0.90	8.0%	0.87	8.3%	0.87	8.2%	0.88	8.6%
Aircraft and traffic servicing	1.32	11.9%	1.30	12.4%	1.32	12.3%	1.35	13.2%
Maintenance	0.76	6.8%	0.83	7.9%	0.82	7.7%	0.80	7.8%
Promotion and sales	0.67	6.0%	1.12	10.6%	0.83	7.7%	1.10	10.7%
General and administrative	0.44	4.0%	0.44	4.1%	0.40	3.8%	0.44	4.4%
Employee Separation and other exits costs	—	—	—	—	0.01	0.1%	—	—
Loss (gains) on sales of assets, net	0.01	—	—	—	(0.14)	(1.3)%	0.00	—
Depreciation	0.31	2.8%	0.36	3.4%	0.32	3.0%	0.34	3.4%
Total operating expenses	11.27	101.0%	9.62	91.4%	11.15	104.5%	9.62	94.1%

Three months ended September 30, 2008 as compared to the three months ended September 30, 2007

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

Passenger Revenues - Mainline. Mainline passenger revenues totaled $327,061,000 for the three months ended September 30, 2008 compared to $327,369,000 for the three months ended September 30, 2007, a decrease of 0.1%. Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and charter revenue.

Revenues from ticket sales generated 91.4% of our mainline passenger revenues and decreased $1,091,000 or 0.4% from the prior year. The decrease in ticket sales resulted from a 5.7% decrease in ASM’s, or $17,184,000, offset by a 4.4% increase in our yields from ticket sales, or $12,669,000 and an increase of 1.1 points in load factor, or $3,424,000. The percentage of revenues generated from other sources and the percentage of mainline passenger revenues are as follows: administrative fees were 2.7%; revenue recognized for tickets that were not used within one year from issuance were 3.4%; charter revenues were 0.6% and earnings from our co-branded credit card were 1.9%. These other sources of revenue increased mainline passenger revenue by $1,345,000 as compared to the three months ended September 30, 2007, or 5.2%.

Other Revenues. Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies, buy-on-board revenue and excess baggage fees, totaled $11,168,000 and $11,017,000 or 3.3% and 3.2% of total operating revenues excluding Regional Partner revenue for the three months ended September 30, 2008 and 2007, respectively, an increase of 1.4% period over period. The increase was due to increases in revenue for a new buy-on-board program as well as increases in excess baggage fees and ground handling revenue, offset by a decrease in other revenues due to the elimination of LiveTV and pay-per-view movies revenue. In January 2008 we signed an agreement with LiveTV LLC, under which LiveTV purchased the equipment and retains the revenues from the LiveTV programming. As a result, we no longer receive revenue from LiveTV and pay-per-view movies.

Mainline Operating Expenses

Total mainline operating expenses were $343,323, 0000 and $310,922, 000 for the three months ended September 30, 2008 and 2007, respectively, and represented 101.0% and 91.4% of total mainline revenues, respectively. Mainline operating expenses increased as a percentage of mainline revenues during the three months ended September 30, 2008 largely as a result of a 68.1% increase in our fuel expense per ASM offset by a 6.1% increase in RASM.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits decreased 11.2% to $60,759,000 compared to $68,449,000, and were 17.9% and 20.1% of total mainline revenues for the three months ended September 30, 2008 and 2007, respectively. Salaries and wages decreased over the prior comparable period largely as a result of wage concessions ranging from 10%-14% for most employees that took effect June 1, 2008, and a decrease in the number of full-time equivalent employees. Our full-time equivalent employee count decreased 13.0% from approximately 5,150 at September 30, 2007 to 4,480 at September 30, 2008. Benefits decreased due to a decrease in the vacation liability as result of the wage concessions and the suspension of our 401(k) match effective on June 1, 2008, offset by an increase in health insurance and workers compensation.

Flight Operations. Flight operations expenses decreased 12.6% to $38,884,000 as compared to $44,515,000, and were 11.5% and 13.1% of total mainline revenues for the three months ended September 30, 2008 and 2007, respectively. Flight operations expenses decreased due to a 6.4% decrease in mainline block hours from 66,785 for the three months ended September 30, 2007 to 62,544 for the three months ended September 30, 2008. Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits decreased 10.4% to $22,920,000 compared to $25,583,000, and were 7.0% and 7.8% of passenger mainline revenues for the three months ended September 30, 2008 and 2007, respectively. We employed approximately 1,590 pilots and flight attendants at September 30, 2008 as compared to 1,680 at September 30, 2007, a decrease of 5.4%.

Aircraft insurance expenses totaled $2,096,000 and $2,172,000 (0.6% of total mainline revenues for both periods) for the three months ended September 30, 2008 and 2007, respectively. Aircraft insurance expenses were 73¢ and 75¢ per passenger for the three months ended September 30, 2008 and 2007, respectively. Our aircraft hull and liability coverage renewed on January 1, 2007 to December 31, 2007 at rates that were reduced by 33.4%. Our rates were further reduced by nearly 18% for the policy that covers January 1, 2008 to December 31, 2008. In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage. We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage. The current government war risk policy has been extended until December 31, 2008. We do not know whether the government will extend the coverage beyond December 31, 2008 and if it does how long the extension will last. We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft Fuel. Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel expenses of $170,155,000 for 43,576,000 gallons used and $107,350,000 for 47,439,000 gallons used and resulted in an average fuel cost of $3.90 and $2.26 per gallon for the three months ended September 30, 2008 and 2007, respectively, an increase of 72.6%. Aircraft fuel expenses, excluding fuel hedges, were $3.84 and $2.40 per gallon for the three months ended September 30, 2008 and 2007, respectively, an increase of 60.0%. Aircraft fuel expenses represented 50.0% and 31.6% of total mainline revenues for the three months ended September 30, 2008 and 2007, respectively. Fuel prices are subject to change weekly, as we purchase a very small portion in advance for inventory. Fuel consumption for the three months ended September 30, 2008 and 2007 averaged 697 and 710 gallons per block hour, respectively, a decrease of 1.8%. The decrease in fuel consumption was due to many strategic initiatives including education and awareness programs for our operational employees to help improve fuel burn. We also implemented several initiatives to reduce aircraft weight and to increase efficiency, including the installation of new light weight seats.

Our aircraft fuel expenses for the three months ended September 30, 2008 and 2007 include a mark-to- market derivative loss of $2,624,000 recorded as an increase to fuel expenses and a mark-to-market derivative gain of $6,358,000, respectively, recorded as a reduction to fuel expenses. Cash settlements for fuel derivatives contracts settled during the three months ended September 30, 2008 and 2007 were receipts of $0 and $4,792,000, respectively.

Aircraft and Engine Lease. Aircraft and engine lease expenses totaled $27,281,000 (8.0% of total mainline revenues) and $28,247,000 (8.3% of total mainline revenues) for the three months ended September 30, 2008 and 2007, respectively, or a decrease of 3.4%. The decrease in lease expenses is due to the early return of two leased aircraft during the three months ended September 30, 2008 and decreases in lease rates for our spare engines and seven of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $40,287,000 and $42,022,000, a decrease of 4.1%, for the three months ended September 30, 2008 and 2007, respectively, and represented 11.9% and 12.4% of total mainline revenues. Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights. Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses. During the three months ended September 30, 2008, our mainline departures decreased to 26,376 from 27,143 for the three months ended September 30, 2007, or a decrease of 2.8%. Aircraft and traffic servicing expenses were $1,527 per departure for the three months ended September 30, 2008 as compared to $1,548 per departure for the three months ended September 30, 2007, or a decrease of 1.4%.

Maintenance. Maintenance expenses of $23,181,000 and $26,861,000 were 6.8% and 7.9% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and decreased by 13.7% in the current period as compared to the three months ended September 30, 2007. Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft. Maintenance cost per block hour was $371 and $402 for the three months ended September 30, 2008 and 2007, respectively, a decrease of 7.7%. Maintenance expenses decreased as compared to the prior comparable year due to a decrease in wages, decreases in maintenance reserve expenses and due to an engine repair not covered by reserves during the three months ended September 2007. There were no such major engine events not covered by maintenance reserves during the three months ended September 2008.

Promotion and Sales. Promotion and sales expenses totaled $20,472,000 and $36,073,000 and were 6.0% and 10.6% of total mainline revenues for the three months ended September 30, 2008 and 2007, respectively, and decreased by 43.2% in the current period as compared to the three months ended September 30, 2007. These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions and computer reservations costs. During the three months ended September 30, 2008, promotion and sales expenses per mainline passenger decreased to $7.10 from $12.43 for the three months ended September 30, 2007.

During the three months ended September 30, 2008, we increased the mileage redemption level for a domestic roundtrip ticket from 15,000 to 20,000 miles. This impacted our frequent flyer liability; decreasing it by $4,472,000. This was a result of reducing the number of awards eligible for redemption by 40%. Promotion and sales expenses also decreased per passenger primarily due to a reduction in spending on promotions and advertising as well as reduced expenses related to travel agent commissions and fees associated with our LiveTV service.

General and Administrative. General and administrative expenses for the three months ended September 30, 2008 and 2007 totaled $13,473,000 and $14,067,000, respectively, a decrease of 4.2%, and were 4.0% and 4.1% of total mainline revenues, respectively. General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments. General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses decreased primarily due to a reduction in wages and a corresponding decrease in our vacation liability and the reduction of expenses related to consultants. These were partially offset by an increase in health insurance and worker’s compensation expense.

Depreciation. Depreciation expenses for the three months ended September 30, 2008 and 2007 totaled $9,536,000 and $11,762,000, a decrease of 18.9%, and were approximately 2.8% and 3.4% of total mainline revenues for the three months ended September 30, 2008 and 2007, respectively. These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets. The decrease in depreciation expense is due to the completion of our seat replacement program which resulted in accelerated depreciation on our Airbus aircraft seats in the prior comparable period and a 4.5% decrease in the average number of owned Airbus aircraft from 22.0 for the three months ended September 31, 2007 to 21.0 for the three months ended September 30, 2008.

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

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic on the terms under which we would reject the capacity purchase agreement with Republic. Republic retains its rights to file claims in the bankruptcy proceedings as a result of this rejected agreement. The agreement provided for a structured reduction and gradual phase-out of Republic's 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008. Regional Partner revenues totaled $32,927,000 for the three months ended September 30, 2007. Regional Partner expenses totaled $36,666,000 for the three months ended September 30, 2007, and were 111.4% of total Regional Partner revenues.

Lynx Aviation

Passenger Revenue - Lynx Aviation. Passenger revenue from flights operated by Lynx Aviation totaled $23,956,000 for the three months ended September 30, 2008. Lynx Aviation did not begin revenue service until December 7, 2007.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service. For the three months ended September 30, 2008, operating expenses were $26,503,000. During the three months ended September 30, 2007 Lynx Aviation incurred $2,831, 000 of start-up costs.

During the three months ended September 30, 2008, Lynx Aviation incurred $26,503,000 of expenses related to the service of 302,678 passengers. These expenses included $9,286,000 in aircraft fuel expense, $2,327,000 in aircraft lease expenses, $2,545,000 in maintenance expenses, $1,227,000 in pilot and flight attendant salaries, $1,249,000 in general and administrative expenses, $1,218,000 in depreciation expenses and $8,651,000 in flight operations and other allocated expenses.

During the three months ended September 30, 2007, Lynx Aviation incurred $2,831,000 of start-up expense related to flight operation expenses primarily for pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.

Consolidated Non-operating Expenses

Non-operating Expenses Net non-operating expenses totaled $6,622,000 and $5,530,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of 19.7%.

Interest Income.  Interest income was $1,363,000 for the three months ended September 30, 2008 as compared to $3,649,000 for the three months ended September 30, 2007, a decrease of 62.6%, as a result of a decrease in our average cash position as compared to the prior year.

Interest Expense. Interest expense decreased to $7,589,000 for the three months ended September 30, 2008 from $9,170,000 for the three months ended September 30, 2007, a decrease of 17.2%. Subsequent to our filing for bankruptcy under Chapter 11, we stopped accruing interest on our unsecured convertible notes. Had we recorded interest expense, we would have increased interest expense by $1,163,000 during the three months ended September 30, 2008. Debt related to aircraft decreased from $473,974,000 as of September 31, 2007 to $458,603,000 as of September 30, 2008 with a decrease in the average weighted interest rate from 7.31% to 4.94% as September 30, 2007 and 2008, respectively. The decrease in interest expense was primarily related to the reduction of interest accrued related to our convertible notes and a 32.4% decrease in the weighted average borrowing rate.

Loss on Early Extinguishment of Debt. During the three months ended September 2008 we completed the sale of two Airbus A319 aircraft and one sale-leaseback transaction and retired debt of $53,914,000. We also wrote off $323,000 of related deferred loan fees.

Income Taxes. We recorded $1,355,000 of alternative minimum tax (“AMT”) expense during the three month ended September 30, 2008 due to the fact that tax gains on the sales of aircraft are currently estimated to result in taxable income for the year ending March 31, 2009.  Under AMT regulations, we can only offset 90% of our taxable income with net operating loss carryforwards.  The remaining 10% is subject to alternative minimum tax.  Although we are entitled to an AMT credit against future income taxes, we recorded a valuation allowance against this credit since it was more likely than not that this tax credit will not be realized.  We had no provision for income taxes for the three months ended September 30, 2007 due to accumulated losses for which valuation allowances have been recorded.

Six months ended September 30, 2008 as compared to the six months ended September 30, 2007

Mainline Revenues

Passenger Revenues - Mainline. Mainline passenger revenues totaled $640,711,000 for the six months ended September 30, 2008 compared to $631,049,000 for the six months ended September 30, 2007, an increase of 1.5%.

Revenues from ticket sales generated 90.5% of our mainline passenger revenues and increased $3,552,000 or 0.6% from the prior year. The increase in ticket sales resulted from an increase of 1.7 points in load factor, or $10,952,000, a 1.6% increase in our yields from ticket sales, or $9,380,000 offset by a 2.9% decrease in ASM’s, or $16,780,000. The percentage of revenues generated from other sources and the percentage of mainline passenger revenues are as follows: administrative fees were 2.7%; revenue recognized for tickets that were not used within one year from issuance were 3.8%; charter revenues were 0.9% and earnings from our co-branded credit card were 1.9%. These sources of other revenue increased mainline passenger revenue by $6,880,000 as compared to the six months ended September 30, 2007, or 13.1%.

Other Revenues. Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees, totaled $20,866, 000 and $21,775, 000 or 3.1% and 3.3% of total operating revenues excluding Regional Partner revenue for the six months ended September 30, 2008 and 2007, respectively, a decrease of 4.2% period over period. The decrease in other revenues was primarily due to the elimination of LiveTV and pay-per-view movies revenue. In January 2008 the we signed an agreement with LiveTV LLC, under which LiveTV purchased the equipment and retains the revenues from the LiveTV programming. As a result, we no longer receive revenue for LiveTV and pay-per-view movies.

Mainline Operating Expenses

Total mainline operating expenses were $694,857,000 and $617,504, 000 for the six months ended September 30, 2008 and 2007, respectively, and represented 104.5% and 94.1% of total mainline revenues, respectively. Mainline operating expenses increased as a percentage of mainline revenues during the six months ended September 30, 2008 largely as a result of a 15.9% increase in our mainline CASM offset by a 4.4% increase in RASM.

Salaries, Wages and Benefits. We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain. Salaries, wages and benefits decreased 6.2% to $127,409,000 compared to $135,838,000, and were 19.2% and 20.7% of total mainline revenues for the six months ended September 30, 2008 and 2007, respectively. Salaries and wages decreased over the prior comparable period largely as a result of wage concessions ranging from 10%-14% for most employees that took effect June 1, 2008, and a decrease in the number of full-time equivalent employees. Benefits decreased due to a decrease in the vacation liability and the suspension of our 401(k) match effective on June 1, 2008, offset by increases in our health insurance expense and workers compensation.

Flight Operations. Flight operations expenses decreased 8.1% to $82,517,000 as compared to $89,742,000, and were 12.4% and 13.7% of total mainline revenues for the six months ended September 30, 2008 and 2007, respectively. Flight operations expenses decreased due to a 3.3% decrease in mainline block hours from 133,003 for the six months ended September 30, 2007 to 128,646 for the six months ended September 30, 2008.

Pilot and flight attendant salaries before payroll taxes and benefits decreased 5.4% to $49,140,000 compared to $51,963,000, and were 7.7% and 8.2% of passenger mainline revenues for the quarters ended September 30, 2008 and 2007, respectively. We employed approximately 1,590 pilots and flight attendants at September 30, 2008 as compared to 1,680 at September 30, 2007, a decrease of 5.4%.

Aircraft insurance expenses totaled $3,963,000 (0.6% of total mainline revenues) and $4,309,000 (0.7% of total mainline revenues) for the six months ended September 30, 2008 and 2007, respectively. Aircraft insurance expenses were 69¢ and 77¢ per passenger for the six months ended September 30, 2008 and 2007, respectively. Our aircraft hull and liability coverage renewed for the period January 1, 2007 to December 31, 2007 at rates that were reduced by 33.4%. Our rates were further reduced by nearly 18% for the policy that covers January 1, 2008 to December 31, 2008.

Aircraft Fuel. Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft. Aircraft fuel expenses of $336,525,000 for 88,795,000 gallons used and $212,062,000 for 93,514,000 gallons used resulted in an average fuel cost of $3.79 and $2.27 per gallon for the six months ended September 30, 2008 and 2007, respectively, an increase of 58.7%. Aircraft fuel expenses, excluding fuel hedges, were $3.84 and $2.34 per gallon for the six months ended September 30, 2008 and 2007, respectively, an increase of 64.1%. Aircraft fuel expenses represented 50.6% and 32.3% of total mainline revenues for the six months ended September 30, 2008 and 2007, respectively.

Our aircraft fuel expenses for the six months ended September 30, 2008 and 2007 include mark-to-market derivative losses of $4,729,000 and $6,952,000, respectively, recorded as increases to fuel expense. Cash settlements for fuel derivatives contracts settled during the six months ended September 30, 2008 and 2007 were receipts of $23,151,000 and $9,129,000, respectively.

Aircraft and Engine Lease. Aircraft and engine lease expenses totaled $54,501,000 (8.2% of total mainline revenues) and $56,577,000 (8.6% of total mainline revenues) for the six months ended September 30, 2008 and 2007, respectively, or a decrease of 3.7%. The decrease in lease expenses is due to decreases in lease rates for our spare engines and seven of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $82,280,000 and $86,613,000, a decrease of 5.0%, for the six months ended September 30, 2008 and 2007, respectively, and represented 12.3% and 13.2% of total mainline revenues. During the six months ended September 30, 2008, our mainline departures decreased to 52,786 from 53,976 for the six months ended September 30, 2007, or a decrease of 2.2%. Aircraft and traffic servicing expenses were $1,559 per departure for the six months ended September 30, 2008 as compared to $1,605 per departure for the six months ended September 30, 2007, or a decrease of 2.9%. The decrease is due to a reduction in the usage of glycol and the use of outside services.

Maintenance. Maintenance expenses of $50,999,000 and $51,231,000 were 7.7% and 7.8% of total revenues for the six months ended September 30, 2008 and 2007, respectively, and decreased by 0.5% in the current period as compared to the six months ended September 30, 2007. Maintenance cost per block hour was $396 and $385 for the six months ended September 30, 2008 and 2007, respectively, an increase of 2.9%. Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events. The average age of our aircraft was 4.4 years as of September 30, 2008 as compared to 3.6 years as of September 30, 2007, an increase of 22.2%.

Promotion and Sales. Promotion and sales expenses totaled $51,444,000 and $70,368,000 and were 7.7% and 10.7% of total mainline revenues for the six months ended September 30, 2008 and 2007, respectively, a decrease of 26.9%. During the six months ended September 30, 2008, promotion and sales expenses per mainline passenger decreased to $9.00 from $12.51 for the six months ended September 30, 2007. Promotion and sales expenses decreased per passenger primarily due to the change in the EarlyReturn program discussed above as well as reductions in spending on promotions and advertising as well as reduced fees related to our LiveTV service year-over-year.

General and Administrative. General and administrative expenses for the six months ended September 30, 2008 and 2007 totaled $25,130,000 and $28,801,000, respectively, a decrease of 12.7%, and were 3.8% and 4.4% of total mainline revenues, respectively. General and administrative expenses decreased primarily due to a reduction in wages and a corresponding decrease in our vacation liability and the reduction of expenses related to consultants. These were partially offset by an increase in health insurance and worker’s compensation expense.

Depreciation. Depreciation expenses for the six months ended September 30, 2008 and 2007 totaled $19,667,000 and $22,107,000, a decrease of 11.0%, and were approximately 3.0% and 3.4% of total mainline revenues for the six months ended September 30, 2008 and 2007, respectively. The decrease in depreciation expense is due to the completion of our seat replacement program which resulted in accelerated depreciation on our Airbus aircraft seats in the prior comparable period offset by a 3.3% increase in the average number of owned Airbus aircraft from 21.2 for the six months ended September 31, 2007 to 21.9 for the six months ended September 30, 2008.
.
Regional Partners

Passenger Revenue - Regional Partner. Regional Partner revenues totaled $17,465,000 for the six months ended September 30, 2008 and $61,749,000 for the six months ended September 30, 2007, a 71.7% decrease. The decrease was due to the wind-down of the Republic agreement which was completed on June 22, 2008.

Operating Expenses - Regional Partner. Regional partner expenses for the six months ended September 30, 2008 and 2007 totaled $26,650,000 and $71,023,000, respectively, a 62.5% decrease, and were 152.6% and 115.0% of total Regional Partner revenues, respectively. The decrease was due to the wind-down of the Republic agreement which was completed on June 22, 2008.

Lynx Aviation

Passenger Revenue - Lynx Aviation. Passenger revenue from flights operated by Lynx Aviation totaled $41,932,000 for the six months ended September 30, 2008. Lynx Aviation did not begin revenue service until December 7, 2007.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service. For the six months ended September 30, 2008, operating expenses were $50,295,000. During the six months ended September 30, 2007, Lynx Aviation incurred $5,059,000 of start-up costs.

During the six months ended September 30, 2008, Lynx Aviation incurred $50,295,000 of expenses related to the service of 537,845 passengers. These expenses included $17,305,000 in aircraft fuel expenses, $4,631,000 in aircraft lease expenses, $4,463,000 in maintenance expenses, $2,485,000 in pilot and flight attendant salaries, $2,424,000 in general and administrative expenses, $2,415,000 in depreciation expenses and $16,572,000 in flight operations and other allocated expenses.

During the six months ended September 30, 2007, Lynx Aviation incurred $5,059,000 of start-up expenses related to flight operation expenses primarily for pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.

Consolidated Non-operating Expenses

Non-operating Expenses. Net non-operating expenses totaled $14,135,000 and $10,616,000 for the six months ended September 30, 2008 and 2007, respectively, an increase of 33.1%.

Interest Income.  Interest income was $2,653,000 for the six months ended September 30, 2008 as compared to $7,196,000 for the six months ended September 30, 2007, a decrease of 63.1%, as a result of a decrease in our average cash position as compared to the prior year.

Interest Expense. Interest expense decreased to $14,883, 000 for the six months ended September 30, 2008 from $17,637, 000 for the six months ended September 30, 2007, a decrease of 15.6%. Subsequent to our filing for bankruptcy under Chapter 11, we stopped accruing interest on our unsecured convertible notes. Had we recorded interest expense, we would have increased interest expense by $2,186,000 during the six months ended September 30, 2008. Debt related to aircraft decreased from $473,974,000 as of September 30, 2007 to $458,603,000 as of September 30, 2008 with a decrease in the average weighted interest rate from 7.31% to 4.94% as of September 30, 2007 and 2008, respectively. The decrease in interest expense was primarily related to the reduction of interest accrued related to our convertible notes and a 32.4% decrease in the weighted average borrowing rate.

Loss on Early Extinguishment of Debt. During the six months ended September 30, 2008, we completed the sale of five Airbus A319 aircraft (including a sale-leaseback transaction) and retired debt of $87,668,000. We also wrote off $562,000 of related deferred loan fees.

Other Expenses, Net. Other expenses, net increased to $1,343,000 for the six months ended September 30, 2008 from $175,000 for the six months ended September 30, 2007, primarily due to recording an unrealized loss on short-term investments of $1,320,000 during the six months ended September 30, 2008 on auction rate securities based on our current assessment of fair value of these instruments.

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

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel. Our liquidity will continue to be negatively impacted by historically high prices for fuel, which as of November 10, 2008 was $2.24 per gallon, and the continued volatility of the price of jet engine fuel. During the six months ended September 30, 2008, we closed on the sale of five Airbus A319 aircraft (including one sale-leaseback transaction), for proceeds of $143,300,000. This resulted in retirement of debt of $87,668,000 related to the mortgages on the sold aircraft. We are currently pursuing a number of liquidity improvement alternatives. See Our Business Plan - Liquidity and Revenue Initiatives above for additional detail on liquidity improvements. While we believe we have been successful in many liquidity initiatives, the ultimate outcome of our resulting liquidity improvement cannot be predicted with certainty. If these efforts to raise cash and improve liquidity are not successful, we could be forced to discontinue our operations.

We had cash and cash equivalents of $72,671,000 and $120,837,000 at September 30, 2008 and March 31, 2008, respectively. At September 30, 2008, total current assets were $292,072,000 as compared to $356,534,000 of total current liabilities, resulting in a working capital deficit of $64,462,000. At March 31, 2008, total current assets were $306,286,000 as compared to $449,367,000 of total current liabilities, resulting in a working capital deficit of $143,081,000. The increase in working capital is due to the reclassification of pre-petition liabilities and the current portion of long-term debt to long-term liabilities under the financial statement caption “Liabilities subject to compromise.”

Operating Activities. Cash used by operating activities for the six months ended September 30, 2008 was $112,939,000 as compared to cash provided by operating activities of $36,879,000 for the six months ended September 30, 2007, a decrease of $149,818,000. The decrease in cash from operating activities was due to an increase in our net loss of $101,940,000, and a decrease in cash provided by changes in operating assets and liabilities of $73,408,000, offset by an increase of $14,022, 000 in cash received on fuel hedge settlements.

Investing Activities. Cash provided by investing activities for the six months ended September 30, 2008 was $148,769,000. Cash provided by the sale of five Airbus A319 aircraft was $143,300,000. Cash received from the return of purchase deposits was $11,485,000. Capital expenditures were $7,116, 000 for the six months ended September 30, 2008, which included rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $3,089,000. We also received proceeds of $449,000 primarily from the sale of aircraft parts that are held for sale.

Cash used by investing activities for the six months ended September 30, 2007 was $145,269,000. Capital expenditures were $127,655,000 for the six months ended September 30, 2007 which included the purchase of three Airbus A318 aircraft and two Bombardier Q400 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $18,054,000. We also received proceeds of $440,000 primarily from the sale of aircraft parts that are held for sale.

Financing Activities. Cash used by financing activities for the six months ended September 30, 2008 was $83,996,000. During the six months ended September 30, 2008, we retired debt of $87,668,000 related to the mortgages of the five sold Airbus A319 aircraft. We also paid $21,037,000 in principal payments on our remaining 24 owned aircraft, which included additional principal payments of $4,679,000 made from the proceeds on two aircraft sales, and we paid $2,152,000 in financing fees. We also paid $3,139,000 in principal payments on short-term borrowing used to finance pre-delivery payments on our Airbus aircraft. On August 8, 2008, the DIP Credit Agreement was funded in the amount of $30,000,000, net of $2,057,000 in fees.

Cash received from financing activities for the six months ended September 30, 2007 was $86,512,000. During the six months ended September 30, 2007, we borrowed $101,481,000 for the purchase of three Airbus A318 and two Bombardier Q400 aircraft offset by debt principal payments of $14,263,000 on 22 of our owned aircraft and paid $738,000 in financing fees.

Other Items that Impact our Liquidity

We continue to assess our liquidity position in light of recent record high and volatile fuel prices, significant legal, professional and other fees and expenses associated with our Chapter 11 bankruptcy proceeding, our aircraft purchase commitments and other capital requirements, the economy, competition, and other uncertainties surrounding the airline industry. For further information on our financing plans, activities and commitments, see “Contractual Obligations” and “Commercial Commitments and Off Balance Sheet Arrangements” below.

We have options to purchase ten Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights. On July 31, 2008, Lynx Aviation exercised its option on the first of the ten additional aircraft. We have eight remaining purchase obligations for Airbus A320 aircraft under our agreement with Airbus with delivery dates from February 2011 to November 2012.

Union Agreements

The Company’s dispatchers, represented by TWU ratified a long-term labor agreement on October 31, 2008, which was also approved by the Bankruptcy Court. The agreement will extend certain earlier agreed upon wage and benefit concessions.

On October 31, 2008, a bankruptcy court granted us relief we requested regarding two of our collective bargaining agreements with the IBT. The Bankruptcy Court granted our request for wage concessions from the IBT and adopted our proposed heavy maintenance plan. Our plan allows us to furlough our heavy maintenance workers during periods during which we do not require heavy maintenance work and recall these workers during periods we have work available. We and the IBT remain in negotiations on concessions related to a third collective bargaining agreement between us. We are in ongoing negotiations with the FAPA on the terms of a long-term concessionary agreement. In the meantime, FAPA members have agreed to temporary concessions through November 2008.

On November 6, 2008, the Association of Flight Attendants-CWA (“AFA-CWA”) filed a petition with the National Mediation Board to hold a representational election on behalf of 94 Lynx Aviation flight attendants. In order to file for the election, the AFA-CWA had to collect the required signature cards from 35% of Lynx flight attendants. In order to successfully unionize, more than 50% of Lynx Aviation flight attendants must vote to join the AFA-CWA.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008, for debt; operating leases; aircraft order commitments; capital leases; interest and related payments; other material, non-cancelable purchase obligations; and other liabilities. The following table also has been adjusted for the announced sale of four additional aircraft planned for November and December 2008, one leased aircraft return and an amendment to aircraft delivery schedule with Airbus. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings. Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change.

		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt - principal payments (1)	$488,407	$30,189	$56,604	$63,046	$338,568
Long-term debt - interest payments (1)	216,834	25,589	45,085	38,986	107,174
Post-petition debt - principal and interest payments (2)	36,419	33,242	2,147	1,030	—
Operating leases (3)	978,039	141,792	250,530	237,438	348,279
Unconditional purchase obligations (4) (5) (6)	404,244	35,569	139,216	229,459	—
Total contractual cash obligations	$2,123,943	$266,381	$493,582	$569,959	$794,021

(1)	At September 30, 2008, we had loans covering eight Airbus A319 aircraft, nine Airbus A318 aircraft, five Bombardier Q400 aircraft and two Airbus A320 aircraft.

Three of these loans have fixed payment terms of ten to 15 years and bear interest at an average of 6.8%.

The remaining 21 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually. At September 30, 2008, interest rates for these loans ranged from 4.00% to 5.10%. Each of these loans has terms of 12 to 15 years, and 20 of the loans have balloon payments ranging from $2,640,000 to $9,312,000 at the end of the term. All of the loans are secured by the aircraft. Actual interest payments will change based on changes in LIBOR. In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft. This loan has a seven-year term with quarterly installments. The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 6.56% at September 30, 2008.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025. In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments.

(2)
On August 5, 2008, the Bankruptcy Court approved a secured super-priority DIP Credit Agreement with the Lenders, each a member of the Unsecured Creditors Committee in our Chapter 11 bankruptcy cases. The DIP Credit Agreement contains various representations, warranties and covenants by the Company that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants. The DIP Credit Agreement provides for the payment of interest at an annual rate of 16% interest, or annual interest of 14% if the Company pays the interest monthly. The DIP Credit Agreement will mature on April 1, 2009. On August 8, 2008, the DIP Credit Agreement was funded in the amount of $30,000,000. The contractual obligation table above includes the DIP Credit Agreement and other post-petition loans.

(3)
As of September 30, 2008, we leased 35 Airbus A319 type aircraft, two Airbus A318 aircraft, and five Bombardier Q400 aircraft under operating leases with expiration dates ranging from 2013 to 2022. Under all of our leases, we have made cash security deposits, which totaled $23,146,000 at September 30, 2008. Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the six months ended September 30, 2008 and 2007, additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $14,949,000 and $13,351,000, respectively, and are included in maintenance expense in the statements of operations.

We also lease office space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2008 to 2015. In addition, we lease certain airport gate facilities and maintenance facilities on a month-to-month basis. Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above. The table above also excludes lease payments for a new headquarters building that we terminated during the bankruptcy process in May 2008.

(4)
As of September 30, 2008, we have remaining firm purchase commitments for eight additional aircraft from Airbus that have scheduled delivery dates beginning in February 2011 and continuing through November 2012, one Bombardier Q400 aircraft and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009. Included in the purchase obligations are the remaining amounts due for aircraft and engine purchases and amounts for spare aircraft components to support the additional aircraft. We are not under any contractual obligations with respect to spare parts.

We have no financing as of now for the purchase of our remaining eight Airbus aircraft and one Bombardier aircraft. To complete the purchase of the remaining eight Airbus aircraft scheduled for delivery starting in February 2011 and one Bombardier aircraft starting in June 2009, we must secure additional aircraft financing totaling approximately $298,000,000, assuming bank financing would be used for these remaining aircraft. The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments. If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions. There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement. As of September 30, 2008, we had made pre-delivery payments on future aircraft deliveries totaling $3,497,000 which relate to aircraft for which we have not secured financing. In July 2008, due to the revised Airbus delivery schedule, $11,485,000 of pre-delivery payments were returned to us leaving $2,500,000 in pre-delivery payments remaining for Airbus aircraft in which we have not secured financing.

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

(6)
In March 2004, we entered into a services agreement with Sabre, Inc. for a reservations and check-in system. The table above includes minimum annual system usage fees. Usage fees are based on passengers booked, and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits. We also provide letters of credit for our workers’ compensation insurance. As of September 30, 2008, we had outstanding letters of credit, bonds and cash security deposits totaling $19,085,000, $1,321,000 and $34,927,000, respectively.

We also have an agreement with a financial institution under which we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility. As of September 30, 2008, we had letters of credit issued of $12,054,000 and cash draws of $3,000,000 under this agreement. As a result of the Chapter 11 filing, we are currently under default under this agreement and we currently cannot borrow additional amounts under this facility.

In July 2005 we entered into an agreement (subsequently amended) with another financial institution for a $5,750,000 revolving line of credit that permits us to issue letters of credit up to $5,000,000. As of September 30, 2008, we have utilized $4,187,000 under this agreement for standby letters of credit that provide credit support for certain facility leases. We also entered into a separate agreement with this financial institution under which we have a letter of credit fully cash collateralized of $2,845,000. In June 2008, we entered into a stipulation with the financial institution, which was approved by the bankruptcy court, and which resulted in the financial institution releasing its liens on our working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  We have fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued. The total $7,437,000 in cash collateral as of September 30, 2008 is classified as restricted cash and investments on our consolidated balance sheet.

We have a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. As of September 30, 2008 that amount totaled $69,074, 000. In June 2008, we reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions. Any further holdback had been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008. Beginning October 1, 2008, the court-approved stipulation allows the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization at some point in the future. In addition, a credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $26,298,000 at September 30, 2008. As of November 11, 2008, the amount of holdback with our bankcard processor was $78,090,000 and the holdback was $25,098,000 for the second credit card company.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions. In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as working capital ratio and percentage of debt to debt plus equity. After our Chapter 11 filing, we signed an addendum to this agreement under which we agreed to a standing reserve that will not exceed the average of one week’s cash sales. As of September 30, 2008, the amount of holdback obtained by ARC classified as restricted cash and investments on our consolidated balance sheet was $747,000, which was subsequently increased to $786,000 as of November 11, 2008.

Hedging Transactions

We currently have a fuel hedging program comprised of swap and collar agreements. Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity. If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price. If the index price is lower, we pay the difference. A collar agreement has a cap price and a floor price. When the hedged product’s index price is above the cap, we receive the difference between the index and the cap. When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. These fuel hedges have been designated as trading instruments, as such realized and mark to market adjustments are included in aircraft fuel expense. Our results of operations for the six months ending September 30, 2008 and 2007 include non-cash mark to market derivative losses of $4,729,000 and $6,952,000, respectively. Cash settlements for fuel derivatives contracts for the six month period ending September 30, 2008 and 2007 were receipts of $23,151,000 and $9,129,000, respectively.

We have entered into the following swap and collar agreements that cover periods during our fiscal year ending March 31, 2009:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
August 2008	WTI	75,000	September 1, 2008 - December 31, 2008	$124 per barrel with a floor of $102.70, capped at $140 per barrel	24.1%

September 2008	WTI	75,000	January 1, 2008 - March 31, 2008	$117.00 per barrel cap with a floor of $99.35	24.1%

October 2008	WTI	75,000	October 1, 2008 - December 31, 2008	$107.25 per barrel cap with a floor of $89.50	24.6%

*Crude oil is West Texas Intermediate crude oil.
**One barrel is equal to 42 gallons.

We are required to cash collateralize our fuel hedge positions. As of September 30, 2008, this resulted in deposits of $9,300,000.

In October 2008 we terminated the three-way collar swap entered into in August 2008 which covered the period from September 1, 2008 to December 31, 2008. The realized loss on this transaction was $5,952,000.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft. The agreement was subsequently modified and extended in September 2004. This agreement precluded us from using another third party for such services during the term. For owned aircraft, this agreement required monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month. In August 2008, as part of our Chapter 11 reorganization process, both parties mutually agreed to terminate this agreement, which resulted in a gain of approximately $4,270,000 for reserve payments not yet utilized, less certain fees. The costs under this agreement for our purchased aircraft for the six months ended September 30, 2008 and 2007 were approximately $4,529,000 and $4,788,000, respectively. Engine maintenance expenses will no longer be covered by a maintenance cost per hour contract and will be expensed when incurred.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of September 30, 2008, approximately $543,262,000 principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $22,268,000 principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2017 to 2033. We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

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

 In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements. SOP 90-7 requires that our financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with our temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at September 30, 2008 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

In August 2008 we terminated our agreement with GE Engine Services covering the scheduled and unscheduled repair of Airbus engines. Under the terms of the services agreement, we had agreed to pay GE an annual rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul our engines on Airbus aircraft as required during the term of the services agreement, subject to certain exclusions. As the rate per-engine hour approximated the periodic cost we would have incurred to service those engines, we expensed the obligation as paid. Since engine repairs are no longer covered under this agreement, engine maintenance expenses will now be expensed when incurred. This may cause some fluctuations in our maintenance expenses depending on the timing of planned and unplanned Airbus engine repairs.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the six months ended September 30, 2008. Based on actual fuel usage for the six months ended September 30, 2008, such a change would have had the effect of increasing or decreasing our total aircraft fuel expense for the six months ended September 30, 2008 by approximately $37,016,000, excluding the impact of our fuel hedging. Comparatively, based on projected fiscal year 2009 fuel usage for our mainline and Lynx Aviation operations, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2009, by approximately $66,808,000, excluding the effects of our fuel hedging arrangements.

Our results of operations for the six months ended September 30, 2008 include a loss of $4,729,000 resulting from the decrease in the fair value of our fuel hedge agreements. Cash settlements on fuel derivative contracts were $23,151,000 during the period. Due to our Chapter 11 filing, all fuel hedge contracts outstanding were terminated in May 2008 and subsequently settled. In August 2008, we were permitted by the Bankruptcy Court to enter into new fuel hedge contracts. As of September 30, 2008, the fair value of the hedge agreements recorded on the consolidated balance sheet as a liability was $2,624,000.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and will incur to finance the purchases of our Airbus aircraft. Interest expense on 74.9% of our debt (excluding our convertible notes) is subject to interest rate adjustments every three to six months based upon changes in the applicable LIBOR rate. A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $4,146,000 assuming the loans outstanding that are subject to interest rate adjustments at September 30, 2008 totaling $414, 603,000 are outstanding for the entire period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, (“CEO”), and Chief Financial Officer, (“CFO”), of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our disclosure controls and procedures performed during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 10, 2008, Frontier Holdings and its subsidiaries Frontier Airlines and Lynx Aviation filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. The cases are being jointly administered under Case No. 08-11298 (RDD). Frontier Holdings, Frontier Airlines, and Lynx Aviation will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 case is discussed in greater detail in Note 1 to the consolidated financial statements.

From time to time, we are engaged in routine litigation incidental to our business. Other than our Chapter 11 proceeding, we believe there are no legal proceedings pending in which we are a party or of which any of our property is the subject that are not adequately covered by insurance maintained by us or which have sufficient merit to result in a material adverse affect upon our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

There are no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 except as follows:

The current financial crisis and economic downturn may adversely impact our business and financial condition.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies can result in decreased passenger demand for air travel, which in turn can have a strong negative effect on our revenues. The current global financial crisis and economic downturn has had and may continue to have an impact on our business and our financial condition. In addition, our ability to access the capital markets may be severely restricted which could have a negative impact on our ability to emerge from Chapter 11.

Our fuel hedge contracts may have a substantial impact on our liquidity and results of operations.

Under fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. At September 30, 2008, our counterparties required us to fund $9.3 million of fuel hedge margin. As fuel prices have continued to fall since September 30, 2008, we have posted additional cash collateral with our counterparties. If fuel prices continue to fall, we may be required to post a significant amount of additional collateral, which could have an impact on the level of our unrestricted cash and cash equivalents until those contracts are settled.

Item 3. Defaults Upon Senior Securities

As a result of the Chapter 11 filing, we are in default on substantially all of our debt and lease obligations incurred prior to April 10, 2008. We are also in payment default on our unsecured convertible notes, due to failure to pay $4.2 million in interest due.

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

FRONTIER AIRLINES HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Edward Christie III
Edward Christie III
Chief Financial Officer

Date: November 14, 2008	By:	/s/ Heather R Iden
Heather R Iden
Vice President and Controller