Form 10-Q
period 2008-12-31
Frontier Airlines Holdings, Inc.
filed 2009-02-12
CIK 1351548

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

The number of shares of the Company’s Common Stock outstanding as of February 12, 2009 was 36,945,744.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2008 and March 31, 2008 (unaudited)	1
	Consolidated Statements of Operations (unaudited) for the three and nine months ended
	December 31, 2008 and 2007	2
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended
	December 31, 2008 and 2007	3
	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	56

	PART II. OTHER INFORMATION

Item 1. Legal Proceedings		56

Item 1A. Risk Factors		56

Item 3.	Defaults Upon Senior Securities	57

Item 6.	Exhibits	59

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)	December 31,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$69,055	$120,837
Investment securities	–	8,501
Restricted cash and investments (note 15)	114,683	74,119
Receivables, net of allowance for doubtful accounts of $1,215
and $400 at December 31, 2008 and March 31, 2008, respectively	36,322	57,687
Prepaid expenses and other assets	18,539	26,428
Inventories, net of allowance of $574 and $490
at December 31, 2008 and March 31, 2008, respectively	12,631	17,451
Deposits on fuel hedges	15,590	–
Assets held for sale	743	1,263
Total current assets	267,563	306,286
Property and equipment, net (note 7)	612,798	870,444
Security and other deposits	25,348	25,123
Aircraft pre-delivery payments	5,133	12,738
Restricted cash and investments	2,987	2,845
Deferred loan fees and other assets	5,430	32,535
Total Assets	$919,259	$1,249,971

Liabilities and Stockholders' Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$42,479	$79,732
Air traffic liability	133,005	226,017
Other accrued expenses (note 9)	50,598	84,058
Current portion of long-term debt (note 10)	–	38,232
Pre-delivery payment financing	–	3,139
Debtor-in-possession loan (note 10)	30,000	–
Deferred revenue and other liabilities (note 8)	28,828	18,189
Total current liabilities not subject to compromise	284,910	449,367
Long-term debt related to aircraft notes (note 10)	–	532,086
Convertible notes (note 10)	–	92,000
Deferred revenue and other liabilities (note 8)	20,761	24,399
Other note payable (note 10)	3,000	–
Total liabilities not subject to compromise	308,671	1,097,852
Liabilities subject to compromise (note 5)	543,530	–
Total liabilities	$852,201	$1,097,852

Stockholders' equity:
Preferred stock, no par value, authorized 1,000,000 shares; none issued	–	–
Common stock, no par value, stated value of $.001 per share, authorized
100,000,000 shares; 36,945,744 and 36,945,744 shares issued and
outstanding at December 31, 2008 and March 31, 2008, respectively	37	37
Additional paid-in capital	196,879	195,874
Unearned ESOP shares (note 11)	–	(616)
Accumulated other comprehensive loss, net of tax (note 11)	–	(299)
Retained deficit	(129,858)	(42,877)
Total stockholders' equity	67,058	152,119
Total Liabilities and Stockholders’ Equity	$919,259	$1,249,971
See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Revenues:
Passenger	$282,238	$321,550	$982,346	$1,014,348
Cargo	1,330	1,424	4,838	4,587
Other	17,413	10,935	38,279	32,711

Total revenues	300,981	333,909	1,025,463	1,051,646

Operating expenses:
Flight operations	37,847	46,302	125,897	138,558
Aircraft fuel	115,186	117,493	469,016	329,578
Aircraft lease	28,746	29,253	87,878	85,831
Aircraft and traffic servicing	45,280	49,000	136,756	135,802
Maintenance	21,932	25,337	77,394	77,508
Promotion and sales	21,302	32,356	77,075	102,733
General and administrative	15,333	15,907	42,886	45,934
Operating expenses - regional partners	–	38,579	26,650	109,602
Post-retirement liability curtailment gain	–	(6,361)	–	(6,361)
Employee separation and other charges	–	442	466	442
Loss (gains) on sales of assets, net	78	(4)	(8,594)	–
Depreciation	9,706	11,207	31,788	33,471

Total operating expenses	295,410	359,511	1,067,212	1,053,098

Business interruption insurance proceeds	–	–	–	300

Operating income (loss)	5,571	(25,602)	(41,749)	(1,152)

Nonoperating income (expense):
Interest income	856	2,840	3,510	10,037
Interest expense	(8,376)	(9,301)	(23,258)	(26,939)
Loss from early extinguishment of debt	(427)	(283)	(990)	(283)
Other, net	632	(162)	(711)	(337)

Total nonoperating expense, net	(7,315)	(6,906)	(21,449)	(17,522)

Income (loss) before reorganization items and income tax	(1,744)	(32,508)	(63,198)	(18,674)

Reorganization expense (gain) (note 4)	(2,651)	–	22,646	–

Income (loss) before income tax expense	907	(32,508)	(85,844)	(18,674)

Income tax expense (benefit)	(219)	–	1,137	–

Net income (loss)	$1,126	$(32,508)	$(86,981)	$(18,674)

Earnings per share (note 10):
Basic	$0.03	$(0.89)	$(2.35)	$(0.51)
Diluted	$0.03	$(0.89)	$(2.35)	$(0.51)

Weighted average shares of common stock outstanding
Basic	36,946	36,642	36,946	36,639
Diluted	37,193	36,642	36,946	36,639
See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(86,981)	$(18,674)
Adjustments to reconcile net loss to net cash and cash
equivalents provided by operating activities prior to reorganization items:
Compensation expense under long-term incentive plans and
employee stock ownership plans	1,622	2,237
Depreciation and amortization	33,590	34,640
Provisions recorded on inventories and assets
beyond economic repair	1,133	1,138
Gains on disposal of equipment and other, net	(8,594)
Mark to market loss on derivative contracts	16,892	(16,246)
Proceeds received from settlement of derivative contracts	10,278	21,958
Post-retirement liability curtailment gain	–	(6,361)
Loss on early extinguishment of debt	990	283
Reorganization items	22,646	–
Changes in operating assets and liabilities:
Restricted cash and investments	(40,707)	1,429
Receivables	18,441	12,280
Deposits on fuel hedges and other deposits	(16,183)	(75)
Prepaid expenses and other assets	7,890	4,378
Inventories	4,745	(2,579)
Other assets	(102)	(401)
Accounts payable	11,439	7,407
Air traffic liability	(93,013)	(9,002)
Other accrued expenses and income tax payable	(31,465)	(4,204)
Deferred revenue and other liabilities	7,002	4,479
Net cash provided (used) by operating activities before reorganization	(140,377)	32,687

Cash flows from reorganization activities:
Net cash used by reorganization activities	(13,888)	–

Total net cash provided (used) by operating activities	(154,265)	32,687

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(4,725)	(24,259)
Aircraft lease and purchase deposits returned	11,485	–
Proceeds from the sale of property and equipment and assets held for sale	59,556	93,147
Sale of short-term investment	8,800	–
Capital expenditures	(10,244)	(240,212)
Proceeds from the sales of aircraft – reorganization	194,300	–
Net cash provided by (used in) investing activities	259,172	(171,324)

     (Continued)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	December 31,	December 31,
	2008	2007

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	–	31
Proceeds from debtor-in-possession loan (post-petition)	30,000	–
Proceeds from long-term borrowings	–	201,136
Proceeds from short-term borrowings	–	44,150
Extinguishment of long-term borrowings	(70,136)	(80,188)
Principal payments on long-term borrowings	(27,843)	(26,138)
Principal payments on short-term borrowings	(3,139)	(31,817)
Payment of financing fees	(2,170)	(1,084)
Extinguishment of long-term borrowings – reorganization item	(83,401)	–
Net cash provided (used) by financing activities	(156,689)	106,090

Net decrease in cash and cash equivalents	(51,782)	(32,547)

Cash and cash equivalents, beginning of period	120,837	202,981

Cash and cash equivalents, end of period	$69,055	$170,434

Supplemental Disclosure of Cash Flow Information:

Application of Pre-Delivery Payments:  During the nine months ended December 31, 2007, the Company applied pre-delivery payments of $42,780,000 towards the purchase of aircraft and LiveTV equipment.

See accompanying notes to consolidated financial statements

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Notes to Consolidated Financial Statements
December 31, 2008

1.	Chapter 11 Reorganization

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx Aviation”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD).  Frontier Holdings, Frontier Airlines, and Lynx Aviation (collectively, the “Debtors” or the “Company”) continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Reporting Requirements

As a result of their bankruptcy filings, the Debtors are required to periodically file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports prepared according to requirements of federal bankruptcy law.  While these materials accurately provide then-current information required under federal bankruptcy law, they are nonetheless unaudited and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission (“SEC”).

Reasons for Bankruptcy

The Debtors’ Chapter 11 filings followed an unexpected attempt by the Company’s principal bankcard processor in April 2008 to substantially increase a "holdback" of customer receipts from the sale of tickets. This increase in “holdback” would have represented a material negative change to the Debtors’ cash forecasts and business plan, put severe restraints on the Debtors’ liquidity and made it impossible for the Debtors to continue normal operations.  Due to historically high aircraft fuel prices, continued low passenger mile yields, cash holdbacks instituted by the Company’s other credit card processor, and the threatened increased holdback from the Company’s principal bankcard processor, the Company determined that it could not continue to operate without the protections provided by Chapter 11.

Notifications

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.  The deadline for the filing of proofs of claims against the Debtors in their cases was November 17, 2008.

Proofs of Claim

As permitted under the bankruptcy process, our creditors filed proofs of claim with the Bankruptcy Court. The total amount of the claims that were filed far exceeds our estimate of ultimate liability. We believe many of these claims are invalid because they are duplicative, are based upon contingencies that have not occurred, have been amended or superseded by later filed claims, or are otherwise overstated.  Differences in amounts between claims filed by creditors and liabilities shown in our records are being investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time and believe that further reductions to the claims register will enable us to more precisely determine the likely range of creditor distributions under a proposed plan of reorganization. At this time, we cannot determine the ultimate number and allowed amount of the claims.

Executory Contracts and Determination of Allowed Claims

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-Q, including where applicable, the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code.  Claims may arise as a result of rejecting any executory contract.  As of the date of this filing, the Company’s most significant rejected executory contract rejected is the Republic Airlines, Inc. (“Republic”) regional partner contract as discussed in Note 2.  The Debtors cannot at this time determine the allowed amount of Republic’s rejection damage claim.  These financial statements, however, include the allowed claim of one rejected real property lease agreement in the amount of $0.9 million.  These financial statements do not include the effects of any claims not yet allowed in the case if the Company has determined it is not able to estimate the amount that will be allowed.  Known and determinable claims are recorded in accordance with Statements of Financial Accounting Standards No. 5, Accounting for Contingencies.  Certain claims filed may have priority above those of general unsecured creditors.

Creditors’ Committee

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  The Creditors’ Committee has been generally supportive of the Debtors’ positions on various matters; however, there can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed.  Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

Plan of Reorganization

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly-reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.

Automatically, upon commencing a Chapter 11 case, a debtor has the exclusive right for 120 days after the petition date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan. They Bankruptcy Court may extend these periods, and have done so in these cases.  On January 21, 2009, the Bankruptcy Court further extended these periods to June 4, 2009, and August 4, 2009, respectively, and the Bankruptcy Court may further extend these periods.  If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or an equity interest in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Debtors’ liabilities and/or securities, including the Company’s common stock, receiving no distribution on account of their interests and cancellation of their holdings.

The timing of filing a plan of reorganization by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amounts of these costs, which are being expensed as incurred, have affected and are expected to continue to significantly affect the Debtors’ liquidity and results of operations.  See Note 4 “Reorganization Items” for additional information.

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate liquidity; (iii) the ability of the Company to generate cash from operations; (iv)  the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (v) the Company's ability to sustain profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings.  In particular, such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities; (b)  as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effects of any changes that may be made in its business.  A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

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

As a result of the bankruptcy filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business.  The unaudited consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.  The Company has substantial liquidity needs in the operation of its business and faces significant liquidity challenges due to the volatility of aircraft fuel prices, which reached record levels in July 2008, holdback of customer receipts from its bankcard processor and credit cards, and required cash deposits on fuel hedge positions.

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.

In accordance with U.S. generally accepted accounting principles (“GAAP”), the Company has applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with the temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at December 31, 2008 as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 5).

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

Financial results, as measured by net income, for the Company and airlines in general, are seasonal in nature.  Historically, the financial results for the Company’s first and second fiscal quarters generally have exceeded its third and fourth fiscal quarters.  Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the Company’s bankruptcy and other factors, operating results for the nine months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.

Reclassification of Prior Year Amounts

Certain prior year items have been reclassified to conform to the current year presentation.

Nature of Business

The Company provides air transportation for passengers and freight through its wholly-owned subsidiaries. On April 3, 2006, Frontier Airlines completed a corporate reorganization (the “Reorganization”) and as a result, Frontier Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, a Delaware corporation.  Frontier Airlines was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994.  In September 2006 the Company formed a new subsidiary, Lynx Aviation.  The Company currently operates routes linking its Denver, Colorado hub to 57 destinations including destinations in Mexico and Costa Rica.  As of December 31, 2008, the Company operated a fleet of 39 Airbus A319 aircraft, 11 Airbus A318 aircraft, two Airbus A320 aircraft, and ten Bombardier Q400 aircraft (operated by Lynx Aviation) from its base in Denver, Colorado and had approximately 5,300 employees (4,800 full-time equivalents).

Lynx Aviation

Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The purchase agreement was assumed by Lynx Aviation and Lynx Aviation took title of the first ten aircraft delivered during the year ended March 31, 2008.  The aircraft are operated by Lynx Aviation under a separate operating certificate.  Lynx Aviation may exercise its options to purchase the remaining option aircraft no later than 12 months prior to the first day of the month of the scheduled delivery date.  On July 31, 2008 and January 26, 2009, Lynx Aviation exercised its option on the first and second of the ten additional aircraft, respectively, for delivery dates in June 2009 and February 2010, respectively.

Lynx Aviation has a capacity purchase agreement with Frontier, effective December 7, 2007, whereby Frontier pays Lynx Aviation a contractual amount for the purchased capacity regardless of the revenue collected on those flights.  The amount paid to Lynx Aviation is based on operating expenses plus a margin.  The payments made under this agreement are eliminated in consolidation, and the passenger revenues generated by Lynx Aviation are included in passenger revenues in the consolidated statements of operations.  Payments made under the capacity purchase agreement during the three and nine months ended December 31, 2008 were $13,037,000 and $37,915,000, respectively.   Payments made under the capacity purchase agreement during the month ended December 31, 2007 were $2,295,000.  See Note 14 for operating segment information that includes the presentation of the Company’s operating segments and how their operations impact the overall network and profitability.

Regional Partners

Frontier Airlines agreement with Republic Airlines, Inc. (“Republic”), , under which Republic agreed to operate up to 17 76-seat Embraer 170 aircraft, commenced in January 2007 and terminated in June 2008. Frontier Airlines established the scheduling, routes and pricing of the flights operated under the Republic agreement. Frontier Airlines compensated Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses.  The agreement provided for financial incentives and penalties based on the performance of Republic which are accrued for in the period earned.  In April 2008 as part of the bankruptcy proceeding, the Company reached a mutual agreement with Republic under which Frontier Airlines would reject the original agreement and replace it with an agreement for a structured reduction and gradual phase-out of 12 delivered aircraft, which was completed on June 22, 2008.  In November 2008 Republic filed a claim in the amount of $215 million against the Company.  The Company does not believe the amount of the claim is representative of the amount that will ultimately be allowed under the plan of reorganization. The claim is subject to the mitigation of damages and other criteria that may significantly change the amount of the clam filed.  No provision has been recorded in the financial statements for this claim as the Company does not believe it can reasonably estimate the amount of the allowed claim at this time.

In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that each agreement with regional partners contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to Regional Partners on a gross basis.  Revenues for jointly served routes are pro-rated to the segment operated by the Regional Partners based on miles flown and are included in passenger revenues.  Expenses directly related to the flights flown by the Regional Partners are included in operating expenses – regional partners.  The Company allocates indirect expenses between mainline and Regional Partners operations by using Regional Partner departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

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

Effective September 15, 2008, the Company increased the mileage redemption level for a domestic roundtrip ticket from 15,000 to 20,000 miles, which reduced the number of flight awards eligible for redemption. As of December 31, 2008 and March 31, 2008, the Company estimated that approximately 320,000 and 472,000 and round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 20,000 and 15,000-mile free round-trip domestic ticket award threshold, respectively.  As of December 31, 2008 and March 31, 2008, the Company had recorded a liability of approximately $3,859,000 and $10,059,000, respectively, for these rewards.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$69,055	$–	$–	$69,055
Restricted cash and investments	114,683	–	–	114,683
	$183,738	$–	$–	$183,738

Cash and cash equivalents/Restricted cash and investments:

Short-term cash investments consist of money market funds with maturities of less than three months, classified as available for sale securities and stated at fair value.  These securities are valued using inputs observable in active markets and therefore are classified as level 1 within the fair value hierarchy.

Restricted cash and investments primarily relates to funds held by companies that process credit card sale transactions and are invested in money market accounts.  They also include cash deposits that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities and cash held in escrow for future charter flights.  Restricted cash and investments are stated at fair value.

Short-term investments:

At March 31, 2008, short-term investments consisted solely of two available for sale securities that were invested in auction rate securities (“ARS”).  At March 31, 2008, the fair values of the Company’s ARS, all of which are collateralized by student loan portfolios, were estimated through discounted cash flow models. As a result of the lack of liquidity in the ARS market, the Company recorded an unrealized loss on those ARS of $0.3 million, on the principal value of $8.8 million, which is reflected as accumulated other comprehensive loss in the consolidated balance sheet at March 31, 2008.

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

In October 2008 the Company received notification that a settlement had been reached between the brokers; the New York Attorney General’s office, and the SEC covering ARS purchased prior to February 11, 2008. The broker was required to pay back all amounts at par; including the ARS the Company sold below par during the three months ended June 30, 2008.  The repayment process was to begin no later than December 15, 2008.  In December 2008 the Company received the full amount of the original par value during the year of $8.8 million and reversed the $1.3 million unrealized loss upon settlement of the ARSs.

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

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
	(In thousands)
Professional fees directly related to reorganization (a)	$5,121	$18,459
Gains on the sale of aircraft (b)	(8,093)	(13,887)
Loss on a sale-lease back transaction (b)	–	4,654
Gains on contract terminations and settlements, net (c)	(1,819)	(6,100)
Write-off of note receivable (d)	–	13,541
Write-off of debt issuance cost (e)	–	1,833
Estimated allowable claim for rejected contract (f)	915	915
Other, net (g)	1,225	3,231
Total (gain)/loss on reorganization items	$(2,651)	$22,646

(a)  Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors.   Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)  Reorganization items include the gain on the sale of six aircraft sold and a sale-lease back transaction in August 2008.  These transactions were agreed upon subsequent to the Company’s Bankruptcy filing and approved by the Bankruptcy Court.

(c)  Effective as of August 31, 2008, the Company and GE Engine Services, Inc. mutually agreed to terminate a MCPH Restated and Amended Engine Service Agreement.  This resulted in a gain of $5.8 million for reimbursement of maintenance reserve payments less certain fees.

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

(f)  The Company recorded an estimated allowable claim for rejected a real estate property lease that was rejected as part of section 365 under the Bankruptcy Code.

(g)  Other expenses are primarily related to fees and penalties associated with the temporary payment defaults on aircraft loans.  Also included in other, net are other costs associated with the early return of two leased aircraft during the second fiscal quarter net of deferred credits.

Net cash paid for reorganization items for the three and nine months ended December 31, 2008 totaled $5.4 million and $13.9 million.  These amounts exclude the net proceeds received from the sale of aircraft during the Company’s reorganization process.

Reorganization items exclude the gain on the sale of two aircraft in May 2008 described in Note 7, because those aircraft were part of the Company’s routine operational decision to address planned reductions in capacity and desires to improve liquidity in reaction to economic conditions and fuel price increases.  The Company obtained signed letters of intent and deposits on the anticipated aircraft sales prior to the Company’s unanticipated bankruptcy filing.  Reorganization items also exclude the employee separation and other charges recorded during the second quarter, as these amounts relate to normal operations of the business rather than charges resulting from the Chapter 11 reorganization.

5.	Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included secured debt as a liability subject to compromise as management believes that there remains uncertainty to the terms under a plan of reorganization.   At hearings held in April 2008, the Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations (including fuel supply and fuel contracts), insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.

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

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as LSTC. Holders of pre-petition claims were required to file proofs of claims by the November 17, 2008 bar date.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases.  The Debtors notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of the ultimate liability. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consist of the following:

	December 31, 2008	March 31, 2008
	(In thousands)
Accounts payable and other accrued expenses	$58,831	$–
Accrued interest expense on LSTC	3,761	–
Secured debt	388,938	–
Unsecured convertible notes	92,000	–
Total liabilities subject to compromise	$543,530	$–

LSTC includes trade accounts payable related to pre-petition purchases, all of which were not paid.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

6.	Equity Based Compensation Plans

For the three and nine months ended December 31, 2008, the Company recognized stock-based compensation expense of $464,000 and $1,005,000, respectively, for stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and cash settled restricted stock awards granted under the Company’s 2004 Equity Incentive Plan. For the three and nine months ended December 31, 2007, the Company recognized stock-based compensation expense of $309,000 and $859,000, respectively, for stock options, SARs and RSUs.  Unrecognized stock-based compensation expense related to unvested options and awards outstanding as of December 31, 2008 was approximately $2,928,000, and will be recorded over the remaining vesting periods of one to five years (if the Company’s Equity Incentive Plan is not canceled pursuant to a plan of reorganization).  At December 31, 2008, the weighted average remaining recognition period for options, RSU awards, and cash settled restricted stock awards was 2.3 years, 2.3 years and 2.1 years, respectively.

During the nine months ended December 31, 2008 (and prior to the Company filing for bankruptcy under Chapter 11), the Company granted 1,208,858 SARs at a weighted average exercise price of $2.11 per share with a grant-date fair value of $0.73.  During the nine months ended December 31, 2008, the Company also granted 166,540 RSUs and 300,340 cash settled restricted stock awards at a weighted average grant date market value of $2.11.  Due to the Company’s bankruptcy filing, the Company does not believe that the share-based compensation granted under the 2004 Equity Incentive Plan will have any value.

7.	Property and Equipment, Net

As of December 31, 2008 and March 31, 2008, property and equipment consisted of the following:

	December 31,	March 31,
	2008	2008
	(In thousands)
Aircraft, spare aircraft parts, and improvements to
leased aircraft	$661,596	$942,162
Ground property, equipment and leasehold improvements	55,960	55,176
Computer software	18,882	17,280
Construction in progress	4,041	4,548
	740,479	1,019,166
Less accumulated depreciation	(127,681)	(148,722)

Property and equipment, net	$612,978	$870,444

Property and equipment includes capitalized interest of $2,869,000 and $2,864,000 at December 31, 2008 and March 31, 2008, respectively.

During the three and nine months ended December 31, 2007, the Company recorded additional depreciation expense of $354,000 and $3,228,000, respectively, related to a change in estimate of the useful life of its aircraft seats due the implementation of a program to replace the Airbus seats with new leather seats that was completed in May 2008.

Sale of Aircraft

In March 2008 the Company signed a letter of intent for the sale of four aircraft including two A319 aircraft and two A318 aircraft.  In May 2008 the Company sold the two Airbus A319 aircraft for proceeds of $59,000,000, with total net book values of $52,116,000 and approximately $3,000,000 of unused reserves under maintenance contracts for which the Company was to be reimbursed.  This resulted in retirement of debt of $33,754,000 related to the mortgages on the sold aircraft and a book gain of $9,200,000 on the sales, net of transaction costs.

In August 2008 the Bankruptcy Court authorized the Company to sell a total of six additional Airbus A319 aircraft to the same party and to terminate the agreement to sell the final two A318 aircraft under the March 2008 letter of intent, resulting in the sale of a total of eight owned aircraft.  In September 2008 the Company sold two Airbus A319 aircraft for proceeds of $55,000,000, with total net book values of $47,739,000.  This resulted in retirement of debt of $30,037,000 related to the mortgages on the sold aircraft and a book gain of $5,793,000 on the sales, net of transaction costs.

In November 2008 the Company sold two Airbus A319 aircraft for proceeds of $55,000,000, with total net book values of $50,921,000.  This resulted in retirement of debt of $36,381,000 related to the mortgages on the sold aircraft and a book gain of $3,990,000 on the sales, net of transaction costs.  In December 2008 the Company sold two Airbus A319 aircraft for proceeds of $55,000,000, with total net book values of $50,726,000.  This resulted in retirement of debt of $29,488,000 related to the mortgages on the sold aircraft and a book gain of $4,103,000 on the sales, net of transaction costs.

In August 2008 the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) whereby the Company sold and leased back one Airbus A319 aircraft for proceeds of $29,300,000, with a net book value of $33,470,000.  This resulted in retirement of debt of $23,877,000 related to the mortgage on the sold aircraft and a book loss of $4,654,000 on the transaction, net of transaction costs.  The Company also returned two leased Airbus A319 aircraft to GECAS during the second fiscal quarter and returned one additional A319 aircraft to GECAS in January 2009.

Aircraft Purchase Obligations

In July 2008 the Company signed an agreement to defer the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 and November 2012.  This resulted in reimbursement of $11,485,000 of pre-delivery payments in July 2008.

In July 2008 the Company exercised its option on the first of the ten additional Q400 Bombardier aircraft resulting in a pre-delivery deposit of $2,633,000.   In January 2009 the Company exercised its option on the second of the remaining ten additional aircraft.  Planned delivery dates for these two Bombardier Q400 aircraft to be operated by the Lynx Aviation subsidiary are June 2009 and February 2010, respectively.

8.	Deferred Revenue and Other Liabilities

At December 31, 2008 and March 31, 2008, deferred revenue and other liabilities consisted of the following:

	December 31,	March 31,
	2008	2008
	(In thousands)
Deferred revenue primarily related to co-branded credit card	$23,399	$24,472
Deferred rent	14,263	17,489
Fair value of fuel hedge contracts	11,372	–
Other	555	627

Total deferred revenue and other liabilities	49,589	42,588
Less current portion	(28,828)	(18,189)

	$20,761	$24,399

9.	Other Accrued Expenses Not Subject to Compromise

At December 31, 2008 and March 31, 2008, other accrued expenses not subject to compromise consisted of the following:

	December 31,	March 31,
	2008	2008
	(In thousands)
Accrued salaries and benefits	$31,097	$37,456
Federal excise and other passenger taxes payable	14,367	30,298
Property and income taxes payable	988	3,801
Other	4,146	12,503

	$50,598	$84,058

10.	Secured and Unsecured Borrowings

Secured and unsecured borrowings subject to compromise at December 31, 2008 and March 31, 2008 consisted of the following:

	December 31,	March 31,
	2008	2008
	(In thousands)
Unsecured:
Convertible Notes, fixed interest rate of 5.0% (5)	$92,000	$92,000

Secured:
Credit Facility, secured by eligible aircraft parts (1)	$3,000	$3,000

Aircraft Notes, secured by aircraft:
Aircraft notes payable, fixed interest rates with a 6.75% and 6.55% weighted average interest rate at December 31, 2008 and March 31, 2008, respectively (2)	46,342	79,338
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 4.76% and 4.59% at December 31, 2008 and March 31, 2008, respectively (3)	336,719	484,601
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 8.56% and 8.06% at December 31, 2008 and March 31, 2008, respectively (4)	2,877	3,379

Total Secured Debt Subject to Compromise	$388,938	$570,318

Unsecured Borrowings not subject to compromise at December 31, 2008:

Debtor-in-Possession loan (6)	$30,000
Other note payable (7)	3,000

Total Unsecured Debt Not Subject to Compromise	$33,000

(1)	Credit Facility

In March 2005 the Company entered into a two-year revolving credit facility (“Credit Facility”) to support letters of credit and for general corporate purposes. The initial Credit Facility was extended until July 2009. Under this facility, the Company was permitted to borrow the lesser of $20,000,000 (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts which secures this debt.  The amount available for letters of credit was equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility was based on a designated rate plus a margin.  In addition, there was a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount.  The Company has letters of credit issued of $12,054,000 and cash draws of $3,000,000.  Pursuant to an agreement reached with the lender as a result of the Chapter 11 filing, the Company currently cannot borrow additional amounts under this facility.

(2)	Secured Aircraft Notes payable – fixed interest rates

During the year ended March 31, 2008, the Company borrowed $48,326,000 for the purchase of three Bombardier Q400 aircraft.  These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR. Security interests in the aircraft secure the loans.

During the nine months ended December 31, 2008, the Company sold two Airbus 319 aircraft with fixed rate loans and repaid the loan balances of $30,037,000 with the proceeds of the sale.

(3)	Secured Aircraft Notes payable – variable interest rates

During the years ended March 31, 2003 through March 31, 2008, the Company borrowed $549,503,000 for the purchase of 22 Airbus aircraft.  During the nine months ended December 31, 2008, the Company sold six aircraft with variable rate loans and entered into a sale-leaseback transaction for one of these purchased aircraft and repaid the loan balances of $123,500,000 with the proceeds of the sales.   The remaining 15 senior aircraft loans have terms of 10 to 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR.  At the end of the term, there are balloon payments for each of these loans.  Security interests in the aircraft secure the loans.

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

(5)	Convertible Notes and Contractual Interest Expense

Subsequent to the Company’s Chapter 11 bankruptcy filing, the Company records post-petition interest on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceedings or that it is probable that the interest will be an allowed claim.  Had the Company recorded interest expense based on all of its pre-petition contractual obligations, interest expense would have increased by $3,349,000 during the nine months ended December 31, 2008.

(6)	Debtor-in-Possession (“DIP”) Financing – Post-Petition

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC, and CNP Partners, LLC (the “Lenders”), each of which is a member of the Unsecured Creditor’s Committee in the Company’s Chapter 11 Bankruptcy cases.  The DIP Credit Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants.  The DIP Credit Agreement provides for the payment of interest that varies depending on when the interest is paid.  The DIP Credit Agreement will mature on April 1, 2009.  On August 8, 2008, funding was provided under the DIP Credit Agreement in the amount of $30,000,000, before applicable fees of $2,058,000.

(7)	Other Note Payable

In September 2008, the Bankruptcy Court approved a settlement in form of a note in satisfaction of pre-petition debt.   The note is payable in three equal installments commencing on the one-year anniversary of the effective date of the plan of reorganization.

Other Revolving Facility and Letters of Credit

In July 2005 the Company entered into an agreement with a financial institution, that was subsequently amended, for a $5,750,000 revolving line of credit that permits the Company to issue letters of credit up to $5,000,000.  As of December 31, 2008, the Company had used $4,083,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.  The Company also entered into a separate agreement with this financial institution for a letter of credit fully cash collateralized of $2,845,000.  In June 2008 the Company entered into a stipulation with the financial institution, which was approved by the Bankruptcy Court, which resulted in the financial institution releasing its liens on working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The Company fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued.  The total of $7,437,000 in cash collateral as of December 31, 2008 is classified as restricted cash and investments on the consolidated balance sheet.

Debt Covenants

As of December 31, 2008, the Company was in compliance with its debt covenants. However, the Company’s Chapter 11 bankruptcy filing triggered default provisions in its pre-petition debt and lease agreements.  Payment defaults were cured as of June 9, 2008 for all debt secured by aircraft.

11.	Equity

Unearned ESOP shares

In March 2008 the Company issued and contributed 300,000 shares to the Employee Stock Ownership Plan (“ESOP”).  Compensation expense for the ESOP for the three and nine months ended December 31, 2008 was $206,000 and $617,000, respectively.  Compensation expense for the ESOP for the three and nine months ended December 31, 2007 was $459,000 and $1,378,000, respectively.  Due to the Company’s bankruptcy filing, the Company does not believe that the shares in the ESOP Plan will have any value upon emergence from bankruptcy.

Comprehensive Income (Loss)

A summary of the comprehensive income (loss) for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss)	$1,126	$(32,508)	$(86,981)	$(18,674)
Other comprehensive income (loss):
Post-retirement liability curtailment gain	–	22	–	22
Reclassification of previously recognized unrealized losses now deemed other than temporary	–	–	299	–
Total comprehensive income (loss)	$1,126	$(32,486)	$(86,682)	$(18,652)

12.	Fuel Hedging Transactions

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

Due to the Company’s Chapter 11 filing, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in May 2008 and subsequently settled, which resulted in cash receipts of $23,409,000.  In August 2008 the Company resumed its fuel hedging program, and as of December 31, 2008 the fair value of the hedge agreements recorded on the balance sheet as a liability was $11,372,000.

Aircraft fuel expense for the three months ended December 31, 2008 and 2007 includes a mark to market derivative loss of $8,748,000 and $3,535,000, respectively, recorded as an increase to fuel expense. Cash settlements for fuel derivatives contracts settled during the three months ended December 31, 2008 and 2007 were payments of $12,873,000 and receipts of $12,829,000, respectively.

Aircraft fuel expense for the nine months ended December 31, 2008 and 2007 includes mark to market derivative losses of $4,019,000 and $5,712,000, respectively, recorded as an increase to fuel expense.  Our aircraft fuel expense for the nine months ended December 31, 2008 also includes a $23,151,000 loss on unwinding a fuel hedge.  Cash settlements for fuel derivatives contracts settled during the nine months ended December 31, 2008 and 2007 were receipts of $10,278,000 and $21,958,000, respectively.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Aircraft fuel expense – mainline and Lynx Aviation	$115,186	$117,493	$469,016	$329,578
Aircraft fuel expense – included in regional partners	–	13,902	11,634	37,701
Total system-wide fuel expense	115,186	131,395	480,650	367,279
Changes in fair value and settlement of fuel hedge contracts gains (losses)	(21,621)	9,294	(16,892)	16,246
Total raw aircraft fuel expense	$93,565	$140,689	$463,758	$383,525

The Company is required to cash collateralize its fuel hedge position. As of December 31, 2008, this resulted in deposits of $15,590,000.

13.	Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts) for the three and nine months ended December 31, 2008 and 2007:

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss) as reported	$1,126	$(32,508)	$(86,981)	$(18,674)
Denominator:
Weighted average shares outstanding, basic	36,946	36,642	36,946	36,639
Effects of dilutive securities:
Employee stock awards	247	–	–	–
Adjusted weighted average shares outstanding, diluted	37,193	36,642	36,946	36,639

Earnings (loss) per share, basic	$0.03	$(0.89)	$(2.35)	$(0.51)
Earnings (loss) per share, diluted	$0.03	$(0.89)	$(2.35)	$(0.51)

For the nine months ended December 31, 2008, the common stock equivalents of the weighted average options, SARS, and RSUs, of 135,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive as a result of the loss during the period.  For the three and nine months ended December 31, 2008, the weighted average options, SARs, and RSUs outstanding of 3,634,000 and 3,884,000, respectively, and warrants of 3,834,000 were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.  For the three and nine months ended December 31, 2007, interest on convertible notes, net of capitalized interest, of $335,000 and $1,493,000, respectively, and 8,900,000 shares were excluded from the calculation of diluted loss per share because they were anti-dilutive.  For the three and nine months ended December 31, 2007, the common stock equivalents of the weighted average options, SARS, RSUs and warrants outstanding of 413,000 and 239,000, respectively, were excluded from the calculation of diluted loss per share because they were anti-dilutive.  For the three and nine months ended December 31, 2007, the weighted average options, SARS and RSUs outstanding of 2,091,000 and 2,149,000, respectively, were excluded from the calculation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.

14.	Operating Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three primary operating and reporting segments, which consist of mainline operations, Regional Partner operations, and Lynx Aviation operations.  Mainline operations include service operated by Frontier Airlines using Airbus aircraft.  Regional Partner operations include regional jet service operated by Republic and Horizon Air Industries, Inc.  Lynx Aviation’s operations, which include service operated using Bombardier Q400 aircraft, began revenue flight service on December 7, 2007.  The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss). However, the Company does not manage the business or allocate resources solely based on segment operating income or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.

To evaluate the separate segments of the Company’s operations, management has segregated the revenues and costs of its operations as follows:  Passenger revenue for mainline, Regional Partners and Lynx Aviation represents the revenue collected for flights operated by the Airbus fleet, the aircraft under lease through contracts with Regional Partners and the Bombardier Q400 fleet, respectively, carriers (including a prorated allocation of revenues based on miles when tickets are booked with multiple segments.).  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with Regional Partners in which the Company reimburses these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which the Company does not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. The Company also allocates indirect expenses among mainline, Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Financial information for the three and nine months ended December 31, 2008 and 2007 for the Company’s operating segments is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)
Operating revenues:
Mainline – passenger and other (1)	$281,867	$304,610	$946,952	$960,597
Regional Partners – passenger	–	26,640	17,465	88,390
Lynx Aviation – passenger	19,114	2,659	61,046	2,659
Consolidated	$300,981	$333,909	$1,025,463	$1,051,646

Operating income (loss):
Mainline (2)	$9,064	$(8,830)	$(20,708)	$29,951
Regional Partner	–	(11,939)	(9,185)	(21,212)
Lynx Aviation (3)	(3,493)	(4,833)	(11,856)	(9,891)
Consolidated	$5,571	$(25,602)	$(41,749)	$(1,152)

	December 31,	March 31,
	2008	2008
	(In thousands)
Total assets at end of period (4):
Mainline	$803,150	$1,129,123
Regional Partner	–	202
Lynx Aviation	107,578	110,338
Other	8,531	10,308
Consolidated	$919,259	$1,249,971

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
(4)  All amounts are net of intercompany balances, which are eliminated in consolidation.

15.	Restricted cash and investments

Restricted cash and investments primarily relates to funds held by companies that process credit card sale transactions, credit card companies and escrow funds for future charter service.  They also include cash deposits that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities.

At December 31, 2008 and March 31, 2008, restricted cash and investments consisted of the following:

	December 31,	March 31,
	2008	2008
	(In thousands)

Funds held for holdback of customer sales	$109,894	$70,027
Funds held for cash supported letters of credit and deposits on charter flights	4,789	4,092
	$114,683	$74,119

The Company has a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions.  As of December 31, 2008 and March 31, 2008, that amount totaled and $88,020,000 $54,500,000, respectively.  In June 2008 the Company reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback was temporarily suspended pursuant to a court-approved stipulation until October 1, 2008. Beginning October 1, 2008, the court-approved stipulation allowed the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization at some point in the future.  In addition, a credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $21,098,000 at December 31, 2008 as compared to $15,500,000 at March 31, 2008.  As of February 12, 2009, the amount of holdback with our bankcard processor was $97,300,000 and the holdback for the credit card company was $18,800,000.

16.	Income Taxes

The Company recorded $1,137,000 of alternative minimum tax (“AMT”) expense during the nine months ended December 31, 2008 because tax gains on the sales of aircraft are currently estimated to result in taxable income for the year ending March 31, 2009.  Under alternative minimum tax regulations, the Company can only offset 90% of its taxable income with net operating loss carryforwards and is required to make certain other AMT adjustments.  The remaining 10% is subject to alternative minimum tax.  Although the Company is entitled to an AMT credit against future income taxes, the Company recorded a valuation allowance against this credit since it was more likely than not that this tax credit will not be realized.  The Company had no provision for income taxes for the nine months ended December 31, 2007 due to accumulated losses for which valuation allowances have been recorded.

17.	Subsequent Events

Return of Aircraft

On August 5, 2008, the Bankruptcy Court authorized a transaction between the Company and GECAS whereby the Company would sell and lease back up to four Airbus A319 aircraft.  In January 2009 the Company returned the final Airbus A319 aircraft to GECAS for a total of three returned aircraft.

Exercise of Purchase Options

The Company has options to purchase ten Bombardier Q400 aircraft, the last of which expires in July 2010, subject to additional extension rights.  In July 2008 the Company exercised its option on the first of the ten additional aircraft.  In January 2009 the Company exercised its option on the second of the remaining ten additional aircraft.  These aircraft are scheduled for delivery in June 2009 and February 2010, respectively.

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

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A ‘‘Risks Related to Frontier’’ and ‘‘Risks Associated with the Airline Industry” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (“2008 Form 10-K”), Item 1A “Risk Factors” in our Form 10-Q for the quarter ended September 30, 2008 and Item 1A “Risk Factors” in this Form 10-Q..   In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

In this report, references to “us,” “we,” “Frontier Holdings” or the “Company” refer to Frontier Airlines Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context requires otherwise.

CHAPTER 11 REORGANIZATION

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx Aviation”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD). We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we might propose and that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities. In addition, trading of our common stock on the NASDAQ Stock Exchange was suspended on April 22, 2008, and our common stock was delisted from the NASDAQ Stock Exchange on May 22, 2008.  Additional information about our Chapter 11 filings is available on the internet at www.frontierairlines.com/restructure and Bankruptcy Court filings and claims information are also available at www.frontier-restructuring.com. Information contained on these websites is not deemed to be part of this Quarterly report on Form 10-Q.

Our ability, both during and after the Chapter 11 cases, to continue as a going concern is dependent upon, among other things, our ability (i) to successfully achieve required cost savings to complete our restructuring; (ii) to maintain adequate liquidity; (iii) to generate cash from operations; (iv) to secure exit financing; (v) to negotiate favorable terms with our bankcard processors and credit card companies;  (vi) to confirm a plan of reorganization under the Bankruptcy Code; and (vii) to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Automatically, upon commencing a Chapter 11 case, a debtor has the exclusive right for 120 days after the petition date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan.  On January 21, 2009, the Bankruptcy Court further extended these periods to June 4, 2009, and August 4, 2009, respectively, and the Bankruptcy Court may further extend these periods.  If our exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

Overview

We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  We are the second largest jet service carrier at DIA based on departures.  We offer our customers a differentiated product, with new Airbus and Bombardier aircraft, comfortable passenger cabins that we configure with one class of seating, ample leg room, affordable pricing, and in-seat LiveTV with 24 channels of live television entertainment and three additional channels of current-run pay-per-view movies on our mainline routes.  In January 2007 the U.S. Department of Transportation (“DOT”) designated us as a major carrier.  As of February 12, 2009, Frontier Airlines and Lynx Aviation operated routes linking our Denver hub to 57 U.S. cities spanning the nation from coast to coast, five cities in Mexico and one city in Costa Rica.

In December 2007 Lynx Aviation obtained its operating certificate to provide scheduled air transportation service from the Federal Aviation Administration (“FAA”).  The aircraft are operated by Lynx Aviation under its operating certificate.  Lynx Aviation began revenue service on December 7, 2007 and currently provides service to 13 destinations, two of which are supplemental service to our mainline operations.

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic Airlines, Inc. (“Republic”) to terminate our capacity purchase agreement with Republic as of June 22, 2008.  The agreement provided for a structured reduction and gradual phase-out of Republic's 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008.

As of February 12, 2009, we operated a mainline fleet of 51 jets (36 of which we lease and 15 of which we own), consisting of 38 Airbus A319s, 11 Airbus A318s and two Airbus A320s, and a regional fleet of 10 Bombardier Q400 turboprop aircraft operated by Lynx Aviation.  During the three months ended December 31, 2008 and 2007, year-over-year mainline capacity decreased by 16.0% and increased by 16.3%, respectively, and year-over-year mainline passenger traffic decreased by 11.8% and increased by 25.3%, respectively.  During the nine months ended December 31, 2008 and 2007, year-over-year mainline capacity decreased by 7.2% and increased by 14.1%, respectively, and year-over-year mainline passenger traffic decreased by 4.4% and increased by 20.0%, respectively.

As of February 12, 2009, we currently lease or have preferential use of 17 gates on Concourse A at DIA.  We use these 17 gates and seven commuter ground gates and share use of up to five common use gates to operate approximately 250 daily mainline flight departures and arrivals and 70 Lynx Aviation daily flight departures and arrivals at DIA.

Industry Overview

The U.S. domestic airline industry was negatively impacted by record high fuel prices during the nine months ended December 31, 2008.  As fuel prices increased, the airline industry was unable to raise average fares enough to offset rising costs.  The price of fuel per gallon for the nine months ended December 31, 2008 increased by 48.9% over the same period in 2007 and reached a new record high of $147 a barrel (or $4.39 per gallon for our system-wide average purchase price including our into plane cost, taxes and storage) on July 11, 2008.  Since this record high, crude oil fell to $32 a barrel in December, the lowest level since the end of 2003. Oil prices have stabilized in recent weeks due to a reduction in output by the Organization of the Petroleum Exporting Countries (“OPEC”) which have influenced the markets and prices have been recently trading in a range from $35 to $45 a barrel.  As of February 9, 2009, our current price of fuel per gallon was $1.63 (including into plane costs, taxes and storage). Domestic airlines responded to these record fuel costs and the economic downturn by reducing capacity, grounding airplanes, furloughing and/or reducing their workforce, raising ticket prices and imposing additional fees.  Based on airlines’ schedule filings through July 31, 2008, by November 2008 overall domestic airline capacity was reduced by 11% year over year.  Capacity at DIA is only be down 5.2% year over year for November 2008 largely due to growth of Southwest Airlines at DIA.

In response to increasing costs and as part of the Company’s restructuring efforts, we  reduced CASM (excluding fuel and extraordinary items) for our fiscal third quarter by  4.3% year over year..  As part of our restructuring efforts, we have achieved new labor contracts with all represented employees and implemented wage reductions for all non-represented employees, allowing us to achieve some of the most competitive labor costs in the industry.  We have used the bankruptcy process to successfully reduce our costs despite a 16% reduction in our capacity and an 8% reduction in our stage length.

We have also taken a number of steps to improve our fleet and our schedules as we attempt to drive higher unit revenue.  We sold several of our older Airbus aircraft and terminated the E170 aircraft  that Republic provided under a capacity purchase agreement.  We have cancelled poor performing non-Denver point to point routes, redeployed aircraft to our core Denver markets, and adjusted frequencies in markets to more effectively compete.  We believe these changes have allowed us to develop a consistent business schedule and strengthen our connecting flow opportunities.  Additionally, we have increased our overall revenue performance through ancillary charges such as bag charges.

In December 2008 we launched our fare families product “AirFairs”, which provides our customers a choice among three distinct product offerings. AirFairs allows our customers to choose Classic Plus for the greatest flexibility and amenities; Classic for some flexibility, seat assignments, and most of our amenities; and Economy for the lowest price, but with limited flexibility and amenities.  We believe AirFairs will also increase our internal bookings, lower our overall distribution costs, and allow us to further distinguish our product.

The airline industry is, however, still facing an extremely challenging economic environment.  Although fuel costs have significantly decreased and the industry is benefitting from earlier capacity reductions, we cannot be certain how severely the weak economy will impact travel demand and the fare environment.     Despite the current economic conditions, our restructuring efforts are showing results.  With our low costs and product differentiation, including AirFairs, we believe we can continue to effectively compete in the Denver market.  Our cost reductions and recent reductions in fuel prices allowed us to achieve record operating earnings during our third fiscal quarter.  We believe, based on cost guidance provided by many airlines, we can continue sustain our industry leading cost structure.

Quarter in Review

During the three months ended December 31, 2008, we had net income of $1,126,000 or 3¢ per diluted share, as compared to a net loss of $32,508,000 or 89¢ per diluted share for the three months ended December 31, 2007. Our net income for the three months ended December 31, 2008, includes a gain of $2,651,000 on reorganization items (which related primarily to the sale of four A319 aircraft offset by professional fees) offset by a loss of $21,621,000 on fuel hedge contracts.  Included in our net loss for the quarter ended December 31, 2007 was a gain of $9,294,000 from fuel hedge contracts.  Also included in our net loss for the quarter ended December 31, 2007, was $3,396,000 of start-up costs for Lynx Aviation.

Revenue per Available Seat Mile and Total Yield per Available Seat Mile

Mainline passenger revenue decreased by 10.0% in the three months ended December 31, 2008, as compared to the prior period.  Our mainline passenger revenue decreased due to a 16.0% reduction in capacity (as measured by available seat miles) which was offset by an increase in RASM, or revenue per available seat mile, of 7.2%.  The increase in RASM was as a result of improved pricing techniques, new policies on unused tickets and a 3.9 point increase in the load factor year-over-year.

Mainline total yield per ASM increased 10.2% in the three months ended December 31, 2008, as compared to the prior period.  This increase, which was driven by an increase in other revenues of $6,478,000, primarily related to additional revenue generated in the quarter due to our new policy on bag fees and other ancillary charges.

Mainline Operating Costs per Available Seat Mile

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts.   Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on the ability to maintain or reduce or CASM with changes in capacity.

	Quarters Ended December 31,					Nine Months Ended December 31,
	2008		2007		% Change	2008		2007		% Change
Total mainline operating expenses per ASM :
Cost per ASM	10.37	¢	10.00	¢	3.7%	10.92	¢	9.75	¢	12.0%
Less: Fuel expense per ASM	(4.16	)¢	(3.71	)¢	12.2%	(5.03	)¢	(3.44	)¢	46.2%
Plus: Post-retirement liability curtailment gain per ASM	-		0.20	¢	100%	-		0.07	¢	100%

Total mainline operating expenses excluding fuel and non-operating gains	6.21	¢	6.49	¢	(4.3)%	5.89	¢	6.38	¢	(7.7)%

We have separately listed in the above table our fuel costs and a one-time post retirement curtailment gain cost per ASM.  We believe breaking out these items from CASM presents the performance on a more consistent basis giving more transparency to the on-going operations.  We believe this information is important to investors and other readers of our financial statements.

Our mainline CASM excluding fuel and the gain on the post-retirement liability decreased 4.3% and 7.7% for the three and nine months ended December 31, 2008, respectively, year over year due to several cost savings strategies implemented, including workforce reductions in response to capacity reductions, wage and benefit concessions and reductions, and network adjustments to more effectively use the remaining capacity.

Operations Review for the Quarter

During the three months ended December 31, 2008, Frontier Airlines had the following operating highlights:

•
According to the Department of Transportation (“DOT”) monthly Air Consumer Report, Frontier Airlines finished first in fewest complaints in November 2008 with zero complaints logged.  Frontier also ranked third for lowest mishandled bag rate in November, the fifth consecutive month in which we have ranked in the top five.

•
AirFairs, Frontier's new fare structure that lets the customer choose the fare level that best meets their specific travel needs, was launched in December.  AirFairs allows the customer to choose between three different fare levels: Classic Plus, Classic and Economy.

•	On December 7, 2008, Lynx Aviation celebrated its one-year anniversary. In is first year of operation, Lynx Aviation carried nearly one million passengers to 17 cities.
•
On December 18, 2008, Lynx Aviation began service to the Yampa Valley Regional Airport serving the Steamboat Springs/Hayden area.  With the addition of Steamboat Springs/Hayden, Lynx Aviation currently provides services to 13 destinations.

•
Safety is a primary concern, and we are proud that our maintenance staff has been awarded the FAA Diamond Award for Excellence for the tenth straight year – an award that recognizes our commitment to the ongoing training and education of our maintenance staff.

Our Business Plan

As a result of the continuing drastic escalation and volatility in fuel costs and our Chapter 11 bankruptcy proceeding, we are continuing an aggressive examination of many aspects of our business.  We are implementing a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders in order to allow us to reduce costs, create financial flexibility and restore our long-term viability and profitability. Our evaluation has encompassed our network, our total fleet composition, our cost structure, and our balance sheet.

Network Adjustments and Capacity Reductions

In June 2008 we announced plans to reduce mainline capacity year-over-year by approximately 17% from September 2008 through March 2009. These adjustments included frequency reductions in some markets and seasonal reductions. The capacity reductions were phased in starting mid-August and we completed them in January 2009.  With the route adjustments, termination of the Republic contract and the sale or lease termination of a total of 11 aircraft, we had a system-wide capacity decrease of 16.0% during the three months ending December 2008 over the same period last year.

On April 23, 2008, we rejected our capacity purchase agreement with Republic.  There was a structured reduction and gradual phase-out of Republic's 12 aircraft from our daily operation which was completed in June 2008.  In conjunction with the termination of service by Republic, we discontinued service to four markets.

Cost Structure

In May 2008 we reached agreements with our pilot, dispatcher, maintenance, and aircraft appearance unions on temporary wage and benefit concessions.  All other employees were given wage reductions effective June 1, 2008.  Wage concessions for non-represented employees were extended at the end of September 2008 and we reached a permanent restructured wage agreement with the Transport Workers Union of America (“TWU”) (representing the dispatchers).  We received a ruling from the Bankruptcy Court approving permanent concessions from certain of our contracts with the IBT, and we have received a consensual permanent agreement with the remaining employees represented by the IBT.  We also reached an agreement in December 2008, which was ratified by the members and approved by the Bankruptcy Court in January 2009, with the Frontier Airlines Pilot Association, (“FAPA”) for long-term wage and benefits concessions.

                In June 2008 we announced reductions in our workforce in conjunction with the announcement of the reduction in our fleet and routes.  We implemented early out programs and voluntary leaves, and eliminated over 600 positions (including layoffs for approximately 170 employees and 115 that were placed on furlough), most of which took effect in September 2008.

     Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. We continue to evaluate our executory contracts to ensure market or below market terms are achieved and our contracts are aligned with our capacity requirements and cost structure.

Liquidity and Revenue Initiatives

In May 2008 we closed on the sale of two Airbus A319 aircraft for net proceeds of $25.2 million after retirement of the related debt.  On August 5, 2008, the Bankruptcy Court authorized Frontier Airlines to sell an additional six of our 47 Airbus A319 aircraft to an affiliate of VTB Leasing for onward lease to Rossiya Airlines. This agreement amended an earlier agreement where an affiliate of VTB Leasing was to purchase the above referenced two A319 and two additional A318 aircraft. Under the revised agreement, VTB Leasing did not take delivery of the originally agreed upon two A318 aircraft and instead purchased an additional six A319 aircraft.  As of December 2008 we closed on the sale of all six Airbus A319 covered by the agreement and realized total net proceeds of $69.1 million after the retirement of the related aircraft debt of $95.9 million.

        On August 5, 2008, the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) whereby the Company would sell and lease back up to four Airbus A319 aircraft. In August 2008, the Company sold and leased back one Airbus A319 aircraft.  This transaction resulted in retirement of $23.9 of mortgage debt on the sold aircraft and a book loss of $4.7 million on the transaction, net of transaction cost, for net proceeds of $4.2 million.  We also returned two leased Airbus A319 aircraft to GECAS in September 2008 and returned one Airbus A319 aircraft to GECAS in January 2009.

In July 2008 we deferred the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 and November 2012.  These deferrals have reduced our near term funding requirements and debt burden.  This resulted in reimbursement to us of $11,485,000 of pre-delivery payments in July 2008.

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC and CNP Lenders, LLC, each a member of the Unsecured Creditors Committee in our Chapter 11 bankruptcy cases.  The DIP Credit Agreement contains various representations, warranties and covenants by the Company that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants.  The DIP Credit Agreement provides for the payment of interest which varies depending on when the interest is paid.  The DIP Credit Agreement will mature on April 1, 2009.  On August 8, 2008, the Company received funding under the DIP Credit Agreement in the amount of $30 million, which is gross of approximately $2.1 million of applicable fees.

We have greatly improved revenues through ancillary charges.  In May 2008 we introduced a $25 fee for a second checked bag.  In September 2008 we introduced a $15 fee for the first checked bag. The first bag fee started on November 1, 2008, effective for tickets purchased on or after September 13, 2008. The fee does not apply to EarlyReturns Summit and Ascent members.  We also announced increases in our fees for certain other services such as checked pets and oversized bag fees. The increases mostly range from $10 to $100 per service.  We have also announced more strict policies on unused tickets, changes in add collect fees and increased change fees. These new and increased fees generated $10.4 million in incremental ancillary revenue during the third fiscal quarter and we anticipate additional incremental annual revenues of $60 to $70 million related to these new fees.  Due to the launch of our new AirFairs fee structure, some of this increased revenue will be reflected as passenger revenue if purchased as part of an upgraded class of service.

In December 2008 we launched AirFairs, our new fare structure that lets the customer choose the fare level that best meets their specific travel needs. AirFairs offers a choice of three different fare levels: Classic Plus, Classic or Economy, with varying levels of service. The Classic Plus ticket is fully refundable, changeable, and provides the customer the ability to confirm a seat on a different flight the same day of travel for no charge. In addition, Classic Plus customers get priority boarding, two checked bags, complimentary DIRECTV®, an in-flight snack, a premium beverage and 150% mileage credit in EarlyReturns.  Classic offers the important comforts for the best overall value.  The Classic customer gets advanced seat assignments, two complimentary checked bags, DIRECTV®, and 125% EarlyReturns® mileage credit. In addition, they will be charged only a $50 fee for itinerary changes and $75 for same day confirmed changes.  Economy is the lowest fare ticket with no included amenities.  Early results indicate 35%-40% of revenue booked on our website is at higher fare classes. We believe the advantage of the AirFairs product will increase internal bookings on our website, and lower our overall distribution costs.

Results of Operations

Frontier Holdings includes the following operations: our mainline operations, which consisted of 52 Airbus aircraft on December 31, 2008 and our Lynx Aviation operation, consisting of 10 Q400 aircraft. Historically, our operation included our Regional Partner operations operated by Republic and Horizon (“Regional Partners”).  Lynx Aviation and our Regional Partners services are separate and apart from our mainline operations.

To evaluate the separate segments of our operations, management has segregated the revenues and costs of our operations as follows:  Passenger revenue for our Regional Partners and for Lynx Aviation represents the revenue collected for flights operated by these carriers (including a prorated allocation of revenues based on miles when tickets are booked with multiple segments.).  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses among mainline, our Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

The following table provides certain of our financial and operating data for the three and nine months ended December 31, 2008 and 2007.  Mainline and combined data exclude the expenses of Lynx Aviation prior to receiving FAA approval to fly, which occurred in December 2007.  The start-up costs excluded were $3,396,000 and $8,454,000 for the three and nine months ended December 31, 2007, respectively.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008	2007	Change		2008	2007	Change
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$263,124	$292,251	(10.0)%		$903,835	$923,299	(2.1)%
Revenue passengers carried (000s)	2,387	2,521	(5.3)%		8,102	8,145	(0.5)%
Revenue passenger miles (RPMs) (000s) (2)	2,121,028	2,404,926	(11.8)%		7,396,624	7,734,437	(4.4)%
Available seat miles (ASMs) (000s) (3)	2,631,944	3,133,507	(16.0)%		8,863,379	9,551,889	(7.2)%
Passenger load factor (4)	80.6%	76.7%	3.9	pts	83.5%	81.0%	2.5	pts
Break-even load factor (5)	79.2%	80.9%	(1.7)	pts	89.5%	79.9%	9.6	pts
Block hours (6)	54,767	66,023	(17.0)%		183,402	199,026	(7.9)%
Departures	22,883	25,803	(11.3)%		75,669	79,779	(5.2)%
Average seats per departure	132.6	128.9	2.9%		132.3	128.9	2.6%
Average stage length	867	942	(7.9)%		885	929	(4.7)%
Average length of haul	889	954	(6.8)%		913	950	(3.9)%
Average daily block hour utilization (7)	11.1	12.0	(7.5)%		11.6	12.2	(4.9)%
Passenger yield per RPM (cents) (8)	12.23	11.99	2.0%		12.10	11.83	2.3%
Total yield per RPM (cents) (9), (10)	13.29	12.67	4.9%		12.80	12.42	3.1%
Passenger yield per ASM (RASM) (cents) (11)	9.86	9.20	7.2%		10.09	9.58	5.3%
Total yield per ASM (cents) (12)	10.71	9.72	10.2%		10.68	10.06	6.2%
Cost per ASM (cents) (CASM)	10.37	10.00	3.7%		10.92	9.75	12.0%
Fuel expense per ASM (cents)	4.16	3.71	12.2%		5.03	3.44	46.2%
Cost per ASM excluding fuel (cents) (13)	6.21	6.17	0.7%		5.89	6.27	(6.1)%
Average fare (14)	$97.63	$104.16	(6.3)%		$100.30	$102.97	(2.6)%
Average aircraft in service	53.6	60.0	(10.7)%		57.6	59.5	(3.2)%
Aircraft in service at end of period	52	60	(13.3)%		52	60	(13.3)%
Average age of aircraft at end of period (years)	4.5	3.8	18.4%		4.5	3.8	18.4%
Average fuel cost per gallon	$2.93	$2.58	13.6%		$3.53	$2.37	48.9%
Fuel gallons consumed (000's)	37,384	45,103	(17.1)%		126,179	138,617	(9.0)%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008	2007	Change		2008	2007	Change

Selected Operating Data – Lynx Aviation:

Passenger revenue (000s) (1)	$19,114	$2,659	618.8%		$61,046	$2,659	2195.8%
Revenue passengers carried (000s)	243	31	683.9%		781	31	2419.4%
Revenue passenger miles (RPMs) (000s) (2)	87,652	13,641	542.6%		274,083	13,641	1909.3%
Available seat miles (ASMs) (000s) (3)	150,568	21,496	600.4%		438,262	21,496	1938.8%
Passenger load factor (4)	58.2%	63.5%	(5.3)	pts	62.5%	63.5%	(1.0)	pts
Passenger yield per RPM (cents) (8)	21.81	19.49	11.9%		22.27	19.49	14.3%
Passenger yield per ASM (cents) (11)	12.69	12.37	2.6%		13.93	12.37	12.6%
Cost per ASM (cents) (CASM)	15.01	19.05	(21.2)%		16.63	19.05	(12.7)%
Average fare	$78.54	$85.42	(8.1)%		$78.14	$85.42	(8.5)%
Aircraft in service at end of period	10	8	25.0%		10	8	25.0%

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	Change	2008	2007	Change

Selected Operating Data - Regional Partners:

Passenger revenue (000s) (1)	–	$26,640	NA	$17,465	$88,390	(80.2)%
Revenue passengers carried (000s)	–	270	NA	188	890	(78.9)%
Revenue passenger miles (RPMs) (000s) (2)	–	187,538	NA	135,857	575,934	(76.4)%
Available seat miles (ASMs) (000s) (3)	–	268,381	NA	167,756	781,371	(78.5)%
Passenger load factor (4)	–	69.9%	NA	81.0%	73.7%	7.3	pts
Passenger yield per RPM (cents) (8)	–	14.21	NA	12.86	15.35	(16.2)%
Passenger yield per ASM (cents) (11)	–	9.93	NA	10.41	11.31	(8.0)%
Cost per ASM (cents) (CASM)	–	14.37	NA	15.89	14.03	13.3%
Average fare	–	$98.82	NA	$92.85	$99.29	(6.5)%
Aircraft in service at end of period	–	10	NA	–	10	(100.0)%

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008	2007	Change		2008	2007	Change
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$282,238	$321,550	(12.2)%		$982,346	$1,014,348	(3.2)%
Revenue passengers carried (000s)	2,630	2,822	(6.8)%		9,071	9,066	0.1%
Revenue passenger miles (RPMs) (000s) (2)	2,208,680	2,606,105	(15.2)%		7,806,564	8,324,012	(6.2)%
Available seat miles (ASMs) (000s) (3)	2,782,512	3,423,384	(18.7)%		9,469,397	10,354,756	(8.6)%
Passenger load factor (4)	79.4%	76.1%	3.3	pts	82.4%	80.4%	2.0	pts
Passenger Yield per RPM (cents) (8)	12.61	12.19	3.5%		12.47	12.08	3.2%
Total yield per RPM (cents) (9), (10)	13.63	12.81	6.4%		13.14	12.63	4.0%
Passenger yield per ASM (cents) (11)	10.01	9.28	7.9%		10.28	9.71	5.9%
Total yield per ASM (cents) (12)	10.82	9.75	10.9%		10.83	10.16	6.6%
Cost per ASM (cents)	10.62	10.40	2.1%		11.27	10.09	11.7%

(1)
“Passenger revenue” includes revenues for reduced rate stand-by passengers, charter revenues, administrative fees, and revenue recognized for unused tickets.  The incremental revenue from passengers connecting from regional flights to mainline flights is included in our mainline passenger revenue.

(2)
“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.  This represents the number of miles flown by revenue paying passengers.

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(5)	“Break-even load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2008	2007	2008	2007
	(In thousands)
Net loss (income)	$(1,126)	$32,508	$86,981	$18,674
Income tax benefit (expense)	219	–	(1,137)	–
Passenger revenue – Mainline	263,124	292,251	903,835	923,299
Passenger revenue – Regional Partners	–	26,640	17,465	88,390
Passenger revenue – Lynx Aviation	19,114	2,659	61,046	2,659
Regional partner expense	–	(38,579)	(26,650)	(109,602)
Lynx Aviation expense	(22,606)	(7,492)	(72,902)	(12,550)
Charter revenue	(3,657)	(3,945)	(9,126)	(8,440)
Passenger revenue – mainline (excluding charter) required to break even	$255,068	$304,042	$959,512	$902,430

The calculation of the break-even load factor:
	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Passenger revenue – mainline (excluding charter) required to break even ($000s)	$255,068	$304,042	$959,512	$902,430
Mainline yield per RPM (cents)	12.23	11.99	12.10	11.83
Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	2,085,593	2,535,796	7,929,851	7,628,318
Mainline ASMs (000s)	2,631,944	3,133,507	8,863,379	9,551,889
Mainline break-even load factor	79.2%	80.9%	89.5%	79.9%

(6)	“Mainlineblock hours” represent the time between aircraft gate departure and aircraft gate arrival.
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
(9)
For purposes of these yield calculations, charter revenue is excluded from passenger revenue.  These figures may be deemed non-GAAP financialmeasures under regulations issued by the Securities and Exchange Commission.  We believe that presentation of yield excluding charter revenue is useful to investors because charter flights are not included in RPMs or ASMs.  Furthermore, in preparing operating plans and forecasts, we rely on an analysis of yield exclusive of charter revenue.  Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP.  The reconciliation of passenger revenue excluding charter revenue is as follows:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Passenger revenue – as reported	$282,238	$321,550	$982,346	$1,014,348
Less: Passenger revenue – Regional Partners	–	26,640	17,465	88,390
Less: Passenger revenue – Lynx Aviation	19,114	2,659	61,046	2,659
Passenger revenue – mainline service	263,124	292,251	903,835	923,299
Less: charter revenue	3,657	3,945	9,126	8,440
Passenger revenue – mainline (excluding charter, Regional Partners and Lynx Aviation)	259,467	288,306	894,709	914,859
Add: Passenger revenue – Regional Partners	–	26,640	17,465	88,390
Add: Passenger revenue – Lynx Aviation	19,114	2,659	61,046	2,659
Passenger revenue, system combined	$278,581	$317,605	$973,220	$1,005,908

(10)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(11)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(12)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
(13)
Cost per ASM excluding fuel may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission.  We believe the presentation of financial information excluding fuel expense is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses.  Excluding fuel from the cost of mainline operations facilitates the comparison of results of operations between current and past periods and enables investors to forecast future trends in our operations.  Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense.  However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.

(14)
“Mainline average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenuerecognized for unused tickets that are greater than one year from issuance date.

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations for the three and nine months ended December 31, 2008 and 2007 are as follows (in thousands):
	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2008	2007	Change	2008	2007	Change
Revenues:
Passenger - Mainline	$263,124	$292,251	(10.0)%	$903,835	$923,299	(2.1)%
Passenger - Regional Partner	–	26,640	(100.0)%	17,465	88,390	(80.2)%
Passenger - Lynx Aviation	19,114	2,659	NM	61,046	2,659	NM
Cargo	1,330	1,424	(6.6)%	4,838	4,587	5.5%
Other	17,413	10,935	59.2%	38,279	32,711	17.0%

Total revenues	300,981	333,909	(9.9)%	1,025,463	1,051,646	(2.5)%

Operating expenses:
Flight operations	35,058	44,569	(21.3)%	117,575	134,346	(12.5)%
Aircraft fuel	109,420	116,145	(5.8)%	445,945	328,173	35.9%
Aircraft lease	26,488	28,314	(6.5)%	80,988	84,892	(4.6)%
Aircraft and traffic servicing	40,438	48,084	(15.9)%	122,717	134,697	(8.9)%
Maintenance	19,609	24,431	(19.7)%	70,609	75,662	(6.7)%
Promotion and sales	19,280	32,072	(39.9)%	70,724	102,440	(31.0)%
General and administrative	13,976	14,764	(5.3)%	39,106	43,564	(10.2)%
Operating expenses - Regional Partners	–	38,579	(100.0)%	26,650	109,602	(75.9)%
Operating expenses - Lynx Aviation	22,606	7,492	NM	72,902	12,550	NM
Employee separation costs and other charges (reversals)	–	442	(100.0)%	466	442	5.4%
Gains on sales of assets, net	78	(4)	NM	(8,594)	–	NM
Post-retirement liability curtailment gain	–	(6,361)	100.0%	–	(6,361)	100.0%
Depreciation	8,457	10,984	(23.0)%	28,124	33,091	(15.0)%
Total operating expenses	295,410	359,511	(17.8)%	1,067,212	1,053,098	1.3%

Business interruption insurance proceeds	–	–	–	–	300	(100.0)%

Operating income (loss)	$5,571	$(25,602)	121.8%	$(41,749)	$(1,152)	NM

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

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three and nine months ended December 31, 2008 and 2007.  Regional Partners and Lynx Aviation revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007
	Revenue/	%	Revenue/	%	Revenue/	%	Revenue/	%
	cost Per	of Total	cost Per	of Total	cost Per	of Total	cost Per	of Total
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue

Revenues:
Passenger - mainline	10.00	93.3%	9.33	95.9%	10.20	95.5%	9.67	96.1%
Cargo	0.05	0.5%	0.04	0.5%	0.05	0.5%	0.05	0.5%
Other	0.66	6.2%	0.35	3.6%	0.43	4.0%	0.34	3.4%
Total revenues	10.71	100.0%	9.72	100.0%	10.68	100.0%	10.06	100.0%

Operating expenses:
Flight operations	1.33	12.4%	1.42	14.6%	1.33	12.4%	1.41	14.0%
Aircraft fuel expense	4.16	38.8%	3.71	38.2%	5.03	47.1%	3.44	34.2%
Aircraft lease expense	1.01	9.4%	0.90	9.3%	0.91	8.6%	0.89	8.8%
Aircraft and traffic servicing	1.54	14.3%	1.54	15.8%	1.38	13.0%	1.41	14.0%
Maintenance	0.75	7.0%	0.78	8.0%	0.80	7.5%	0.79	7.9%
Promotion and sales	0.73	6.8%	1.02	10.5%	0.80	7.5%	1.07	10.7%
General and administrative	0.53	5.0%	0.47	4.8%	0.44	4.1%	0.46	4.6%
Employee separation and other exits costs	–	0.0%	0.01	0.2%	0.01	0.0%	0.00	0.0%
Loss (gains) on sales of assets, net	0.00	0.0%	(0.00)	0.0%	(0.10)	(0.9)%	–	0.0%
Post-retirement liability curtailment gain	–	0.0%	(0.20)	(2.1)%	–	0.0%	(0.07)	(0.7)%
Depreciation	0.32	3.0%	0.35	3.6%	0.32	3.0%	0.35	3.4%
Total operating expenses	10.37	96.7%	10.00	102.9%	10.92	102.3%	9.75	96.9%

Three months ended December 31, 2008 as compared to the three months ended December 31, 2007

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

Passenger Revenues - Mainline.  Mainline passenger revenues totaled $263,124,000 for the three months ended December 31, 2008 compared to $292,251,000 for the three months ended December 31, 2007, a decrease of 10.0%.  Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used and charter revenue.

Revenues from ticket sales generated 88.6% of our mainline passenger revenues and decreased $29,596,000 or 11.3% from the prior year.  The decrease in ticket sales resulted from a 16.0% decrease in ASM’s, or $42,036,000, offset by a 0.6% increase in our yields from ticket sales, or $1,406,000 and an increase of 3.9 points in load factor, or $11,034,000.  The percentage of revenues generated from other sources and the percentage of mainline passenger revenues are as follows: administrative fees were 2.9%; revenue recognized for tickets that were not used was 4.5%; charter revenues were 1.4% and earnings from our co-branded credit card were 2.3%.  These sources of revenue increased mainline passenger revenue by $1,483,000 as compared to the three months ended December 31, 2007, or 5.4%.

Other Revenues.  Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies, buy-on-board revenue and baggage fees, totaled $17,413,000 and $10,935,000 or 6.2% and 3.6% of total operating revenues excluding Regional Partner and Lynx Aviation revenue for the three months ended December 31, 2008 and 2007, respectively, an increase of 59.2% period over period.  The increase was due to changes in our policies for additional and increased ancillary fees as well as revenue for a new buy-on-board program, offset by a decrease in LiveTV and pay-per-view movies revenue.  Our buy-on-board program offers in-flight snacking options, fresh food and premium drinks.  With the launch of AirFairs in December 2008, the revenue for the buy-on-board program, bag fees and liquor will be included in passenger revenue if purchased as part of the bundled ticket price in future periods.

Mainline Operating Expenses

Total mainline operating expenses were $272,804,000 and $313,440,000 for the three months ended December 31, 2008 and 2007, respectively, and represented 96.7% and 102.9% of total mainline revenues, respectively.  Mainline operating expenses decreased as a percentage of mainline revenues during the three months ended December 31, 2008 largely as a result of a 7.2% increase in RASM offset by a 3.7% increase in CASM.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits decreased 17.6% to $58,527,000 compared to $71,058,000, and were 20.8% and 23.0% of total mainline revenues for the three months ended December 31, 2008 and 2007, respectively.  Salaries and wages decreased over the prior comparable period largely as a result of wage concessions ranging from 10.0%-14.5% for most employees that took effect June 1, 2008, and a decrease in the number of full-time equivalent employees. Our full-time equivalent employee count decreased 14.6% from approximately 5,200 at December 31, 2007 to approximately 4,440 at December 31, 2008.  Benefits also decreased due to the suspension of our 401(k) match effective on June 1, 2008, offset by an increase in health insurance expense.

Flight Operations.  Flight operations expenses decreased 21.3% to $35,058,000 as compared to $44,569,000, and were 12.4% and 14.6% of total mainline revenues for the three months ended December 31, 2008 and 2007, respectively.  Flight operations expenses decreased due to a 17.0% decrease in mainline block hours from 66,023 for the three months ended December 31, 2007 to 54,767 for the three months ended December 31, 2008.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits decreased 19.3% to $21,292,000 compared to $26,375,000, and were 8.1% and 9.0% of passenger mainline revenues for the three months ended December 31, 2008 and 2007, respectively.  We employed approximately 1,545 pilots and flight attendants at December 31, 2008 as compared to 1,690 at December 31, 2007, a decrease of 8.6%.  In June 2008, the pilots and flight attendants agreed to wage and benefit concessions of 14.5% and 10.0%, respectively.  In December 2008, the pilots ratified an agreement effective through January 2012 in which they agreed to long-term wage concessions effective January 1, 2009.

Aircraft insurance expenses totaled $1,581,000 (0.6% of total mainline revenues) and $2,037,000 (0.7% of total mainline revenues) for the three months ended December 31, 2008 and 2007, respectively.  Aircraft insurance expenses were 66¢ and 81¢ per passenger for the three months ended December 31, 2008 and 2007, respectively.  Our aircraft hull and liability coverage renewed on January 1, 2007 to December 31, 2007 at rates that were reduced by 33.4%.  Our rates were further reduced by nearly 18% for the policy that covers January 1, 2008 to December 31, 2008.  In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.  The current government war risk policy has been extended until March 31, 2009.  We do not know whether the government will extend the coverage beyond March 31, 2009 and if it does how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.

Aircraft Fuel. Aircraft fuel expenses represented 38.8% and 38.2% of total mainline revenues for the three months ended December 31, 2008 and 2007, respectively.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft (raw fuel expense).  Aircraft fuel expense also includes the impact of our fuel hedging transactions.  Aircraft fuel expenses can be very volatile due to fluctuations in prices and the timing of the settlement of our fuel hedge contracts.  A summary of the activities are as follows:

	Quarters Ended December 31,
	2008	2007	% Change

Aircraft fuel expense - mainline	109,420	116,145	(5.8%)
Less: Cash (paid) /received from settled hedges	(12,873)	12,829	NM
Total economic fuel expense	96,547	128,974	(25.1%)
Less: Loss in fair value of hedges not yet settled	(8,748)	(3,535)	147.4%
Total raw aircraft fuel expense	87,799	125,439	(30.0%)

Fuel gallons consumed (in 000's)	37,384	45,103	(17.1%)

Aircraft fuel expense per gallon - GAAP	$2.93	$2.58	13.6%
Aircraft fuel expense per gallon - excluding all hedging	$2.35	$2.78	(15.6%)

Number of block hours	54,767	66,023	(17.0%)
Gallons per bock hour	683	683	0.0%

Aircraft and Engine Lease. Aircraft and engine lease expenses totaled $26,488,000 (9.4% of total mainline revenues) and $28,314,000 (9.3% of total mainline revenues) for the three months ended December 31, 2008 and 2007, respectively, or a decrease of 6.5%.  The number of leased aircraft during the three months ended December 31, 2008 was 37 as compared to 38 for the same period last year.  We also had decreases in lease rates for our spare engines and seven of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $40,438,000 and $48,084,000, a decrease of 15.9%, for the three months ended December 31, 2008 and 2007, respectively, and represented 14.3% and 15.8% of total mainline revenues.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   During the three months ended December 31, 2008, our mainline departures decreased to 22,883 from 25,803 for the three months ended December 31, 2007, or a decrease of 11.3%.  Aircraft and traffic servicing expenses were $1,767 per departure for the three months ended December 31, 2008 as compared to $1,864 per departure for the three months ended December 31, 2007, or a decrease of 5.2%.

Maintenance.  Maintenance expenses of $19,609,000 and $24,431,000 were 7.0% and 8.0% of total revenues for the three months ended December 31, 2008 and 2007, respectively, and decreased by 19.7% in the current period as compared to the three months ended December 31, 2007.   Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Maintenance cost per block hour was $358 and $370 for the three months ended December 31, 2008 and 2007, respectively, a decrease of 3.2%.  Maintenance expenses decreased as compared to the prior comparable year primarily due to a decrease in wages. Maintenance expenses also decreased as a result of the termination of a service contract we had with GE Engine Services covering the scheduled and unscheduled repair of Airbus engines.  Under the terms of theservices agreement, we had agreed to pay GE an annual rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul our engines on Airbus aircraft as required during the term of the services agreement, subject to certain exclusions.   As the rate per-engine hour approximated the periodic cost we would have incurred to service those engines, we expensed the obligation as paid.  Since engine repairs are no longer covered under this agreement, engine maintenance expenses will now be expensed when incurred. This may cause some fluctuations in our maintenance expenses depending on the timing of planned and unplanned Airbus engine repairs.

Promotion and Sales.  Promotion and sales expenses totaled $19,280,000 and $32,072,000 and were 6.8% and 10.5% of total mainline revenues for the three months ended December 31, 2008 and 2007, respectively, and decreased by 39.9% in the current period as compared to the three months ended December 31, 2007.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions, computer reservations costs and adjustments to our frequent flyer liability.  During the three months ended December 31, 2008, promotion and sales expenses per mainline passenger decreased to $8.08 from $12.72 for the three months ended December 31, 2007.  Promotion and sales expenses decreased per passenger primarily due to a reduction in our frequent flyer liability as compared to the prior year as well as reductions in spending on promotions and advertising, reduced expenses related to travel agent commissions and reduced fees associated with our LiveTV service.

General and Administrative.  General and administrative expenses for the three months ended December 31, 2008 and 2007 totaled $13,976,000 and $14,764,000, respectively, a decrease of 5.3%, and were 5.0% and 4.8% of total mainline revenues, respectively.  General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses decreased primarily due to a reduction in wages (by a reduction in headcount as well as pay concessions from the remaining employees) and a corresponding decrease in our vacation liability and the reduction of expenses related to consultants.  These were partially offset by an increase in health insurance and worker’s compensation expense.

Post-Retirement Liability Curtailment Gain.  On December 14, 2007, the President signed the Fair Treatment for Experienced Pilots Act (the “Pilots Act”), which increased the retirement age for commercial pilots to 65 from 60.  Pilots that have not reached age 60 will now be allowed to work for five more years, provided they pass regular medical and piloting exams.  Pursuant to our collective bargaining agreement with our pilots, if pilots are forced to retire due to FAA requirements, the retired pilots and their dependents could retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  However, as a result of the Pilots Act, this retirement health benefit is no longer required.  It is only required for pilots who reached mandatory retirement age prior to the effective date of the Pilots Act. As such, during the three months ended December 31, 2007, we recorded a one-time post-retirement liability curtailment gain of $6,361,000 to reflect the impact of the Pilots Act, which was the reduction in post-retirement liability for pilots who had not yet attained the age of 60.

Depreciation.  Depreciation expenses for the three months ended December 31, 2008 and 2007 totaled $8,457,000 and $10,984,000, a decrease of 23.0%, and were approximately 3.0% and 3.6% of total mainline revenues for the three months ended December 31, 2008 and 2007, respectively.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The decrease in depreciation expenses is due to the decrease in the average number of owned Airbus aircraft from 22.0 for the three months ended December 31, 2007 to 16.6 for the three months ended December 31, 2008, or 24.5%, and the completion of our seat replacement program which resulted in accelerated depreciation on our Airbus aircraft seats in the prior comparable period.

Regional Partners

Regional Partner revenue was derived from flights operated by Republic (and Horizon in the prior period), including an allocation based on percentage of miles flown for tickets with multiple segments.  Regional Partner operating expenses include all direct costs associated with Regional Partners flights plus a margin and payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners, and we reimbursed these expenses plus a margin.  Regional Partner operating expenses also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic on the terms under which we would reject the capacity purchase agreement with Republic.  The agreement provided for a structured reduction and gradual phase-out of Republic's 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008.  Regional Partner revenues totaled $26,640,000 for the three months ended December 31, 2007. Regional Partner expenses totaled $38,579,000 for the three months ended December 31, 2007, and were 144.8% of total Regional Rartner revenues.

Lynx Aviation

Passenger revenue for Lynx Aviation represents the revenue collected for flights operated by Lynx Aviation, including a prorated allocation of revenues based on miles when tickets are booked with multiple segments.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses also include other direct costs incurred which are directly related to the Lynx Aviation operations.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses among mainline and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Passenger Revenue – Lynx Aviation.  Passenger revenue from flights operated by Lynx Aviation totaled $19,114,000 for the three months ended December 31, 2008.  Lynx Aviation did not begin revenue service until December 7, 2007.  Passenger revenue from flights operated by Lynx Aviation for the month ended December 31, 2007 was $2,659,000.

Lynx Aviation Expenses. During the three months ended December 31, 2008, Lynx Aviation had $22,606,000 of expenses related to the service of 243,000 passengers.  These expenses included $5,765,000 in aircraft fuel expense, $2,259,000 in aircraft lease expenses, $2,323,000 in maintenance expenses, $1,281,000 in pilot and flight attendant salaries, $2,022,000 in promotion and sales expense, $1,357,000 in general and administrative expenses, $1,249,000 in depreciation expenses and $6,350,000 in flight operations and other allocated expenses.

During the three months ended December 31, 2007, Lynx Aviation incurred $3,396,000 in start-up costs consisting of flight operations expenses primarily related to pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.  After obtaining an operating certificate in December 2007, additional direct and allocated costs of $4,096,000 were incurred related to the service of 31,000 passengers.

Consolidated Nonoperating Expenses

Nonoperating Expenses. Net nonoperating expenses totaled $7,315,000 and $6,905,000 for the three months ended December 31, 2008 and 2007, respectively, an increase of 5.9%.

Interest Income.  Interest income was $856,000 for the three months ended December 31, 2008 as compared to $2,840,000 for the three months ended December 31, 2007, a decrease of 69.9%, as a result of a decrease in our average cash position as compared to the prior year and a decrease in interest rates.

Interest Expense. Interest expense decreased to $8,376,000 for the three months ended December 31, 2008 from $9,301,000 for the three months ended December 31, 2007, a decrease of 9.9%.  Subsequent to our filing for bankruptcy under Chapter 11, we stopped accruing interest on our convertible notes.  Had we recorded interest expense, we would have increased interest expense by $1,163,000 during the three months ended December 31, 2008.  Debt related to aircraft decreased from $478,564,000 as of December 31, 2007 to $385,938,000 as of December 31, 2008 with a decrease in the average weighted interest rate from 6.90% to 5.03% as December 31, 2007 and 2008, respectively.  The decrease in interest expense was primarily related to the reduction of accrued interest on our convertible notes, a 27.1% decrease in the weighted average borrowing rate and the retirement of debt of $153,537,000 related to the sale and sale-leaseback of nine aircraft.

Loss on Early Extinguishment of Debt. During the three months ended December 31, 2008 we completed the sale of four Airbus A319 aircraft and retired debt of $65,869,000.  We also wrote off $427,000 of related deferred loan fees. Prior to the closing of the five sale-leaseback transactions during the three months ended December 31, 2007, we had temporary financing for our Bombardier Q400 aircraft which we repaid and we wrote off $283,000 of debt issuance fees.

Reorganization Expense (Gain).   Reorganization items include such items as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing under Chapter 11. A reorganization gain of $2,651,000 was recorded during the three months ended December 31, 2008 and primarily related to the gains on the sale of four A319 aircraft of $8,093,000 and professional fees of $5,121,000.

Income Taxes.  We recorded a tax benefit of $219,000 during the three months ended December 31, 2008 as a reduction in alternative minimum tax expenses.  We reduced our estimated alternative minimum tax expense during the three month ended December 31, 2008 because we increased our forecasted net loss for the year.  Tax gains on the sales of aircraft are currently estimated to result in taxable income for the year ending March 31, 2009.  Under alternative minimum tax regulations, we can only offset 90% of our taxable income with net operating loss carryforwards.  The remaining 10% is subject to alternative minimum tax.  Although we are entitled to an AMT credit against future income taxes, we recorded a valuation allowance against this credit since it was more likely than not that this tax credit will not be realized.  We had no provision for income taxes for the three months ended December 31, 2007 due to accumulated losses for which valuation allowances have been recorded.

Nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007

Mainline Revenues

Passenger Revenues - Mainline.  Mainline passenger revenues totaled $903,835,000 for the nine months ended December 31, 2008 compared to $923,299,000 for the nine months ended December 31, 2007, a decrease of 2.1%.

Revenues from ticket sales generated 89.9% of our mainline passenger revenues and decreased $26,044,000 or 3.1% from the prior year.  The decrease in ticket sales resulted from 7.1% decrease in ASM’s, or $60,455,000, offset by an increase of 2.5 points in load factor, or $23,823,000 and a 1.3% increase in our yields from ticket sales, or $10,588,000. The percentage of revenues generated from other sources and the percentage of mainline passenger revenues are as follows: administrative fees were 2.8%; revenue recognized for tickets that were not used was 4.0%; charter revenues were 1.0% and earnings from our co-branded credit card were 2.0%.  These sources of revenue increased mainline passenger revenue by $8,363,000 as compared to the nine months ended December 31, 2007, or 10.4%.

Other Revenues.  Other revenues totaled $38,279,000 and $32,711,000 or 4.0% and 3.4% of total operating revenues excluding Regional Partner and Lynx Aviation revenue for the nine months ended December 31, 2008 and 2007, respectively, an increase of 17.0% period over period.  The increase was due to changes in our policies for additional and increased ancillary fees as well as revenue for a new buy-on-board program, offset by a decrease in LiveTV and pay-per-view movies revenue.

Mainline Operating Expenses

Total mainline operating expenses were $967,660,000 and $930,946,000 for the nine months ended December 31, 2008 and 2007, respectively, and represented 102.3% and 96.9% of total mainline revenues, respectively.  Mainline operating expenses increased as a percentage of mainline revenues during the nine months ended December 31, 2008 largely as a result of a 12.0% increase in our mainline CASM offset by a 5.3% increase in RASM.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits decreased 10.2% to $185,936,000 compared to $206,949,000, and were 19.6% and 21.5% of total mainline revenues for the nine months ended December 31, 2008 and 2007, respectively.  Salaries and wages decreased over the prior comparable period largely as a result of wage concessions ranging from 10.0%-14.5% for most employees that took effect June 1, 2008, and a decrease in the number of full-time equivalent employees.  Benefits decreased due to a decrease in the vacation liability for wage concessions and the suspension of our 401(k) match effective on June 1, 2008, offset by increases in our health insurance expense and workers compensation.

Flight Operations.  Flight operations expenses decreased 12.5% to $117,575,000 as compared to $134,346,000, and were 12.4% and 14.0% of total mainline revenues for the nine months ended December 31, 2008 and 2007, respectively.  Flight operations expenses decreased primarily due to a 7.9% decrease in mainline block hours from 199,026 for the nine months ended December 31, 2007 to 183,402 for the nine months ended December 31, 2008 as well as decreased in wage rates and benefits.

Pilot and flight attendant salaries before payroll taxes and benefits decreased 10.1% to $70,432,000 compared to $78,339,000, and were 7.4% and 8.2% of passenger mainline revenues for the nine months ended December 31, 2008 and 2007, respectively.

Aircraft insurance expenses totaled $5,527,000 (0.6% of total mainline revenues) and $6,346,000 (0.7% of total mainline revenues) for the nine months ended December 31, 2008 and 2007, respectively.  Aircraft insurance expenses were 68¢ and 78¢ per passenger for the nine months ended December 31, 2008 and 2007, respectively.

Aircraft Fuel. Aircraft fuel expenses represented 47.1% and 34.2% of total mainline revenues for the nine months ended December 31, 2008 and 2007, respectively.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft (raw fuel expense).  Aircraft fuel expense also includes the impact of our fuel hedging transactions.  Aircraft fuel expenses can be very volatile due to fluctuations in market prices and the timing of the settlement of our fuel hedge contracts.  A summary of the activities are as follows:

	Nine Months Ended December 31,
	2008	2007	% Change

Aircraft fuel expense - mainline	445,945	328,173	35.9%
Plus: Cash received from settled hedges	10,278	21,958	(53.2%)
Total economic fuel expense	456,223	350,131	30.3%
Less: Loss in fair value of hedges and terminated contracts	(27,170)	(5,712)	375.7%
Total raw aircraft fuel expense	429,053	344,419	24.6%

Fuel gallons consumed (in 000's)	126,179	138,617	(9.0%)

Aircraft fuel expense per gallon - GAAP	$3.53	$2.37	48.9%
Aircraft fuel expense per gallon - excluding all hedging	$3.40	$2.48	37.1%

Number of block hours	183,402	199,026	(7.9%)
Gallons per bock hour	688	696	(1.2%)

Aircraft and Engine Lease. Aircraft and engine lease expenses totaled $80,988,000 (8.6% of total mainline revenues) and $84,892,000 (8.8% of total mainline revenues) for the nine months ended December 31, 2008 and 2007, respectively, or a decrease of 4.6%.   The average number of leased aircraft during the nine months ended December 31, 2008 was 37.6 as compared to 38.0 for the same period last year.  We returned two leased aircraft to a lessor and completed a sale-leaseback transaction during the second fiscal quarter of 2009.  We also had decreases in lease rates for our spare engines and seven of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $122,717,000 and $134,697,000, a decrease of 8.9%, for the nine months ended December 31, 2008 and 2007, respectively, and represented 13.0% and 14.0% of total mainline revenues.  During the nine months ended December 31, 2008, our mainline departures decreased to 75,669 from 79,779 for the nine months ended December 31, 2007, or a decrease of 5.2%.  Aircraft and traffic servicing expenses were $1,622 per departure for the nine months ended December 31, 2008 as compared to $1,688 per departure for the nine months ended December 31, 2007, or a decrease of 3.9%.  The decrease is due to a reduction in the usage of glycol, LiveTV service fees and decreased in wage rates and benefits.

Maintenance.  Maintenance expenses of $70,609,000 and $75,662,000 were 7.5% and 7.9% of total revenues for the nine months ended December 31, 2008 and 2007, respectively, and decreased by 6.7% in the current period as compared to the nine months ended December 31, 2007.  Maintenance cost per block hour was $385 and $380 for the nine months ended December 31, 2008 and 2007, respectively, an increase of 1.3%.  Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events. The average age of our aircraft was 4.5 years as of December 31, 2008 as compared to 3.8 years as of December 31, 2007, an increase of 18.4%.

Promotion and Sales.  Promotion and sales expenses totaled $70,724,000 and $102,440,000 and were 7.5% and 10.7% of total mainline revenues for the nine months ended December 31, 2008 and 2007, respectively, a decrease of 31.0%.  During the nine months ended December 31, 2008, promotion and sales expenses per mainline passenger decreased to $8.73 from $12.58 for the nine months ended December 31, 2007.  During the nine months ended December 31, 2008, we increased the mileage redemption level for a domestic roundtrip ticket from 15,000 to 20,000 miles. This decreased our frequent flyer liability $4,472,000.  This was a result of reducing the number of awards eligible for redemption by 40%.  The frequent flyer expense was further reduced primarily by a reduction in the cost of carriage by another $5,467,000 as compared to the same period last year. Promotion and sales expenses also decreased per passenger primarily due to reductions in spending on promotions and advertising as well as reduced fees related to our LiveTV service.

General and Administrative.  General and administrative expenses for the nine months ended December 31, 2008 and 2007 totaled $39,106,000 and $43,564,000, respectively, a decrease of 10.2%, and were 4.1% and 4.6% of total mainline revenues, respectively.  General and administrative expenses decreased primarily due to a reduction in wages and a corresponding decrease in our vacation liability and the reduction of expenses related to consultants. These were partially offset by an increase in health insurance and worker’s compensation expense.

Depreciation.  Depreciation expenses for the nine months ended December 31, 2008 and 2007 totaled $28,124,000 and $33,091,000, a decrease of 15.0%, and were approximately 3.0% and 3.4% of total mainline revenues for the nine months ended December 31, 2008 and 2007, respectively.  The decrease in depreciation expenses is due to a 6.1% decrease in the average number of owned Airbus aircraft from 21.4 for the nine months ended December 31, 2007 to 20.1 for the nine months ended December 31, 2008 and the completion of our seat replacement program which resulted in accelerated depreciation on our Airbus aircraft seats in the prior comparable period.

Regional Partners

Passenger Revenue – Regional Partner. Regional Partner revenues totaled $17,465,000 for the nine months ended December 31, 2008 and $88,390,000 for the nine months ended December 31, 2007, an 80.2% decrease.  The decrease was due to the wind-down of the Republic agreement which was completed on June 22, 2008.

Operating Expenses – Regional Partner.  Regional partner expenses for the nine months ended December 31, 2008 and 2007 totaled $26,650,000 and $109,602,000, respectively, a 75.9% decrease, and were 152.6% and 124.0% of total Regional Partner revenues, respectively.  The increase in expenses as a percentage of revenues is due to an increase in fuel costs and inefficiencies in fleet utilization caused by the wind-down of the Republic agreement, which was completed on June 22, 2008.

Lynx Aviation

Passenger Revenue – Lynx Aviation.  Passenger revenue from flights operated by Lynx Aviation totaled $61,046,000 for the nine months ended December 31, 2008.  Lynx Aviation did not begin revenue service until December 7, 2007.  Passenger revenue from flights operated by Lynx Aviation for the month ended December 31, 2007 was $2,659,000.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service.  For the nine months ended December 31, 2008, operating expenses were $72,902,000.  During the nine months ended December 31, 2007 Lynx Aviation incurred $8,454,000 of start up costs and $4,096,000 of operating expenses.

During the nine months ended December 31, 2008, Lynx Aviation incurred $72,902,000 of expenses related to the service of 781,000 passengers.  These expenses included $23,070,000 in aircraft fuel expenses, $6,890,000 in aircraft lease expenses, $6,786,000 in maintenance expenses, $3,765,000 in pilot and flight attendant salaries, $6,351,000 in promotion and sales expenses, $3,781,000 in general and administrative expenses, $3,664,000 in depreciation expenses and $18,595,000 in flight operations and other allocated expenses.

During the nine months ended December 31, 2007, Lynx Aviation incurred $8,454,000 of start-up expenses related to flight operations expenses primarily for pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.  After obtaining an operating certificate in December 2007, additional direct and allocated costs of $4,096,000 were incurred related to the service of 31,000 passengers.

Consolidated Nonoperating Expenses

Nonoperating Expenses. Net nonoperating expenses totaled $21,449,000 and $17,522,000 for the nine months ended December 31, 2008 and 2007, respectively, an increase of 22.4%.

Interest Income.  Interest income was $3,510,000 for the nine months ended December 31, 2008 as compared to $10,037,000 for the nine months ended December 31, 2007, a decrease of 65.0%, as a result of a decrease in our average cash position as compared to the prior year and a decrease in interest rates.

Interest Expense. Interest expense decreased to $23,258,000 for the nine months ended December 31, 2008 from $26,939,000 for the nine months ended December 31, 2007, a decrease of 13.7%.  Subsequent to our filing for bankruptcy under Chapter 11, we stopped accruing interest on our convertible notes.  Had we recorded interest expense, we would have increased interest expense by $3,349,000 during the nine months ended December 31, 2008.  Debt related to aircraft decreased from $478,564,000 as of December 31, 2007 to $385,938,000 as of December 31, 2008 with a decrease in the average weighted interest rate from 6.90% to 5.03% as December 31, 2007 and 2008, respectively.  The decrease in interest expense was related to the reduction of accrued interest on our convertible notes, a 27.1% decrease in the weighted average borrowing rate and the retirement of debt of $153,537,000 related to the sale and sale-leaseback of nine aircraft.

Loss on Early Extinguishment of Debt. During the nine months ended December 31, 2008, we completed the sale of nine Airbus A319 aircraft and retired debt of $153,537,000.  We also wrote off $990,000 of related deferred loan fees. Prior to the closing of the five sale-leaseback transactions during the nine months ended December 31, 2007, we had temporary financing for our Bombardier Q400 aircraft which we repaid and we wrote off $283,000 of debt issuance fees.

Reorganization Expense (Gain).   Reorganization expenses of $22,646,000 was recorded during the nine months ended December 31, 2009 and primarily related to professional fees of $18,459,000, a loss of $4,654,000 on a sale-leaseback transaction, a write-off of $13,541,000 of a note receivable, offset by the gains on the sale of six A319 aircraft of $13,887,000 and gains on contract terminations and settlements of $6,100,000.

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

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  Our liquidity will continue to be impacted by historically high and extremely volatile prices for fuel, which as of February 9, 2009 were $1.63 per gallon.  During the nine months ended December 31, 2008, we closed on the sale of nine Airbus A319 aircraft, for proceeds of $253,300,000. This resulted in retirement of debt of $153,537,000 related to the mortgages on the sold aircraft.

We had cash, cash equivalents and short-term investments of $69,055,000 and $129,338,000 at December 31, 2008 and March 31, 2008, respectively.  At December 31, 2008, total current assets were $267,563,000 as compared to $284,910,000 of total current liabilities, resulting in a working capital deficit of $17,347,000.  At March 31, 2008, total current assets were $306,286,000 as compared to $449,367,000 of total current liabilities, resulting in a working capital deficit of $143,081,000.  The increase in working capital is due to the reclassification of pre-petition liabilities and the current portion of long-term debt to long-term liabilities under the financial statement caption “Liabilities subject to compromise.”

Operating Activities.  Cash used by operating activities for the nine months ended December 31, 2008 was $154,265,000 as compared to cash provided by operating activities of $32,687,000 for the nine months ended December 31, 2007, a decrease of $186,952,000. The decrease in cash from operating activities was due to an increase in our net loss of $68,307,000, a decrease in cash provided by changes in operating assets and liabilities of $103,531,000, an increase in restricted cash for holdbacks of $42,136,000 during the nine months ended December 31, 2008 and a reduction of $11,680,000 in proceeds received on fuel hedge contracts. The $103,531,000 reduction in operating assets and liabilities is primarily due to seasonally low balance in our air traffic liability combined with a reduction in our capacity, a corresponding reduction in passenger related taxes and $16,183,000 paid for fuel hedge contacts and other deposits.

Investing Activities.  Cash provided by investing activities for the nine months ended December 31, 2008 was $259,172,000. Cash provided by the sale of nine Airbus A319 aircraft was $253,300,000.  Cash received from the return of purchase deposits was $11,485,000.  Capital expenditures were $10,244,000 for the nine months ended December 31, 2008 which included rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $4,725,000. We also received proceeds of $556,000 primarily from the sale of aircraft parts that are held for sale.

Cash used in investing activities for the nine months ended December 31, 2007 was $171,324,000.  Capital expenditures were $240,212,000 for the nine months ended December 31, 2007, which included the purchase of three Airbus A318 and eight Bombardier Q400 aircraft, new leather seats for 24 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. We received $93,147,000 primarily from the sale of five of the eight newly acquired Bombardier Q400 aircraft in sale-leaseback transactions.  Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $24,259,000.

Financing Activities.  Cash used by financing activities for the nine months ended December 31, 2008 was $156,689,000.  During the nine months ended December 31, 2008, we retired debt of $153,537,000 related to the mortgages of the nine sold Airbus A319 aircraft.  We also paid $27,843,000 in principal payments on our owned aircraft, which included additional principal payments of $4,679,000 made from the proceeds on two aircraft sales, and we paid $2,170,000 in financing fees.  We also paid $3,139,000 in principal payments on short-term borrowing used to finance pre-delivery payments on our Airbus aircraft.  On August 8, 2008, the DIP Credit Agreement was funded in the amount of $30,000,000, net of $2,058,000 in fees.

Cash received from financing activities for the nine months ended December 31, 2007 was $106,090,000.  During the nine months ended December 31, 2007, we had short-term borrowings of $31,817,000 for the purchase of two of our Bombardier aircraft.  During the period we refinanced these aircraft with long-term borrowings and repaid the total amount of the borrowings.  During the nine months ended December 31, 2007, we also borrowed $201,136,000 for the purchase of three Airbus A318 and eight Bombardier Q400 aircraft, $12,333,000 under a PDP deposit financing and $3,000,000 in a line of credit.  These were offset by debt principal payments of $26,138,000 on 30 of our owned Airbus and Bombardier aircraft and we paid $1,084,000 in financing fees.   Payments of $80,188,000 were paid on the retirement of debt of five of the Bombardier Q400 aircraft upon completion of sale-leaseback transactions during the period.

Other Items that Impact our Liquidity

We continue to assess our liquidity position in light of recent record high fuel prices that could reoccur, significant legal, professional and other fees and expenses associated with our Chapter 11 bankruptcy proceedings, our aircraft purchase commitments and other capital requirements, the economy, competition, and other uncertainties surrounding the airline industry. For further information on our financing plans, activities and commitments, see “Contractual Obligations” and “Commercial Commitments and Off Balance Sheet Arrangements” below.

We have options to purchase ten Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights.  In July 2008 Lynx Aviation exercised its option on the first of the ten additional aircraft with a planned delivery date in June 2009. In January 2009 Lynx Aviation exercised its option on the second of the remaining ten additional aircraft with a planned delivery date in February 2010. We have eight remaining purchase obligations for Airbus A320 aircraft under our agreement with Airbus with delivery dates from February 2011 to November 2012.

Union Agreements

The Transportation Workers Union (“TWU”) ratified a long-term labor agreement on October 31, 2008, which was also approved by the Bankruptcy Court. The agreement will extend certain earlier agreed upon wage and benefit concessions.

On October 31, 2008, the Bankruptcy Court granted us relief we requested regarding two of our collective bargaining agreements with the International Brotherhood of Teamsters (“IBT”). The Bankruptcy Court granted our request for wage concessions from the IBT and adopted our proposed heavy maintenance plan. Our plan allows us to furlough our heavy maintenance workers during periods during which we do not require heavy maintenance work and recall these workers during periods when we have work available.  In December 2008 our aircraft appearance agents and maintenance cleaners represented by the IBT ratified a long-term labor agreement with Frontier Airlines.  The agreement will provide Frontier Airlines with wage concessions through December 12, 2012.

           In December 2008 the members of the Frontier Airline Pilots Association (“FAPA”) ratified an agreement effective through January 2012 in which they agreed to long-term wage concessions starting at 10% effective January 1, 2009.  FAPA represents more than 600 pilots at Frontier Airlines.

On November 6, 2008, the Association of Flight Attendants-CWA (“AFA-CWA”) filed a petition with the National Mediation Board to hold a representational election on behalf of 98 Lynx Aviation flight attendants. In order to file for the election, the AFA-CWA had to collect the required signature cards from 35% of Lynx Aviation flight attendants.  In order to successfully unionize, more than 50% of Lynx Aviation flight attendants must vote to join the AFA-CWA.  In January 2009, Lynx Aviation flight attendants voted to be represented by the AFA-CWA.  Lynx Aviation is currently in the process of negotiating a labor agreement with the fight attendants.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008, for debt; operating leases; aircraft order commitments; capital leases; interest and related payments; other material, noncancelable purchase obligations; other liabilities.  The following table also has been adjusted for the early return of one leased aircraft in January 2009, the exercise of an option to purchase one additional Bombardier Q400 aircraft that occurred in January 2009 and the purchase of two Q400 engines.  We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings.  Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change.

		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt - principal payments (1)	$480,927	$29,208	$57,453	$63,779	$330,487
Long-term debt - interest payments (1)	213,628	25,184	45,619	39,376	103,449
Post-petition debt – principal and interest payments (2)	36,332	33,242	2,060	1,030	–
Operating leases (3)	937,084	138,918	244,161	235,518	318,487
Unconditional purchase obligations (4) (5) (6)	378,618	17,027	212,178	149,413	–
Total contractual cash obligations	$2,046,589	$243,579	$561,471	$489,116	$752,423

(1)	At December 31, 2008, we had loans covering four Airbus A319 aircraft, nine Airbus A318 aircraft, five Bombardier Q400 aircraft and two Airbus A320 aircraft.

Three of these loans have fixed payment terms of ten to 15 years and bear interest at an average of 6.8%.

The remaining 17 loans have interest rates based on LIBOR plus margins that adjust quarterly or semi-annually.  At December 31, 2008, interest rates for these loans ranged from 3.7% to 7.0%.  Each of these loans has terms of 10 to 15 years, with balloon payments ranging from $2,640,000 to $9,312,000 at the end of the term.  All of the loans are secured by the aircraft.  Actual interest payments will change based on changes in LIBOR.  In July 2005, we also entered into a junior loan in the amount of $4,900,000 on an Airbus A319 aircraft.  This loan has a seven-year term with quarterly installments.  The loan bears interest at a floating rate adjusted quarterly based on LIBOR, which was 8.56% at December 31, 2008.

In December 2005, we issued $92,000,000 of 5% convertible notes due 2025.  In the contractual obligations table above, the convertible notes are reflected based on their stated maturity of December 2025 with the corresponding interest payments.

(2)
On August 5, 2008, the Bankruptcy Court approved a secured super-priority DIP Credit Agreement with the Lenders, each a member of the Unsecured Creditors Committee in our Chapter 11 bankruptcy cases.  The DIP Credit Agreement contains various representations, warranties and covenants by the Company that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants.  The DIP Credit Agreement provides for the payment of interest which varies depending on when the interest is paid.  The DIP Credit Agreement will mature on April 1, 2009.  On August 8, 2008, the DIP Credit Agreement was funded in the amount of $30,000,000.

(3)
 As of December 31, 2008, we leased 35 Airbus A319 type aircraft, two Airbus A318 aircraft, and five Bombardier Q400 aircraft under operating leases with expiration dates ranging from 2013 to 2022.  Under all of our leases, we have made cash security deposits, which totaled $23,146,000 at December 31, 2008.  Additionally, we are required to make additional rent payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These additional rent payments are based on the number of flight hours flown and/or flight departures and are not included as an obligation in the table above. During the nine months ended December 31, 2008 and 2007, additional rent expense to cover the cost of major scheduled maintenance overhauls of these aircraft totaled $22,696,000 and $20,055,000, respectively, and are included in maintenance expense in the statements of operations.

We also lease office space, spare engines and office equipment for our headquarters and airport facilities, and certain other equipment with expiration dates ranging from 2009 to 2015.  In addition, we lease certain airport gate facilities and maintenance facilities on a month-to-month basis.  Amounts for leases that are on a month-to-month basis are not included as an obligation in the table above.

(4)
As of December 31, 2008, we have remaining firm purchase commitments for eight additional aircraft from Airbus that have scheduled delivery dates beginning in February 2011 and continuing through November 2012,one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009 and two spare Q400 engines scheduled for delivery in our fiscal 2009 fourth quarter.  Also as of February 13, 2009, we have two firm purchase commitments for Bombardier aircraft that have scheduled delivery dates of June 2009 and February 2010.  Included in the purchase obligations are the remaining amounts due to Airbus and amounts for spare aircraft components to support the additional aircraft.  We are not under any contractual obligations with respect to spare parts.

We have no financing as of now for the purchase of our remaining eight Airbus aircraft.  To complete the purchase of the remaining eight Airbus aircraft and two Bombardier aircraft scheduled for delivery starting in June 2009, we must secure additional aircraft financing totaling approximately $314,000,000, assuming bank financing would be used for these remaining aircraft.    The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of December 31, 2008, we had made pre-delivery payments on future aircraft deliveries totaling $5,133,000 which relate to aircraft for which we have not secured financing.  In July 2008, due to the revised Airbus delivery schedule, $11,485,000 of pre-delivery payments were returned to us leaving $2,500,000 in pre-delivery payments remaining for Airbus aircraft in which we have not secured financing.

(5)
In October 2002, we entered into a purchase and 12-year services agreement with LiveTV to bring DIRECTV AIRBORNE™ satellite programming to every seatback in our Airbus fleet which was restructured and amended in January 2009.  We intend to install LiveTV in every new Airbus aircraft we place in service.  The table above includes amounts for the installation of DirecTV for the remaining eight Airbus aircraft we currently expect to purchase.

(6)
In March 2004, we entered into a services agreement with Sabre, Inc. for a reservations and check-in system.  The table above includes minimum annual system usage fees.  Usage fees are based on passengers booked, and actual amounts paid may be in excess of the minimum per the contract terms.

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2008, we had outstanding letters of credit, bonds and cash security deposits totaling $18,982,000, $1,321,000 and $25,348,000, respectively.

We also have an agreement with a financial institution under which we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility.  As of December 31, 2008, we had letters of credit issued of $12,054,000 and cash draws of $3,000,000 under this agreement.  As a result of the Chapter 11 filing, we cannot borrow additional amounts under this facility.

In July 2005 we entered into an agreement (subsequently amended) with another financial institution for a $5,750,000 revolving line of credit that permits us to issue letters of credit up to $5,000,000.  As of December 31, 2008, we have utilized $4,083,000 under this agreement for standby letters of credit that provide credit support for certain facility leases.  We also entered into a separate agreement with this financial institution under which we have a letter of credit fully cash collateralized of $2,845,000.  In June 2008, we entered into a stipulation with the financial institution, which was approved by the Bankruptcy Court, and which resulted in the financial institution releasing its liens on our working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  We fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued. The total $7,437,000 in cash collateral as of December 31, 2008 was classified as restricted cash and investments on our consolidated balance sheet.

We have a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions.  As of December 31, 2008 that amount totaled $88,020,000.  In June 2008, we reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback had been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008.  Beginning October 1, 2008, the court-approved stipulation allows the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization at some point in the future.  In addition, a credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $21,098,000 at December 31, 2008.  As of February 12, 2009, the amount of holdback with our bankcard processor was increased to $97,300,000 and the holdback was reduced to $18,800,000 for the second credit card company.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as working capital ratio and percentage of debt to debt plus equity.  After our Chapter 11 filing, we signed an addendum to this agreement under which we agreed to a standing reserve that will not exceed the average of one week’s cash sales.  As of December 31, 2008, the amount of holdback obtained by ARC classified as restricted cash and investments on our consolidated balance sheet was $633,000, which has not been subsequently changed.

Hedging Transactions

We currently have a fuel hedging program comprised of swap and collar agreements.  Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity.  If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price and a floor price.  When the hedged product’s index price is above the cap, we receive the difference between the index and the cap.  When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required. These fuel hedges have been designated as trading instruments, as such realized and mark to market adjustments are included in aircraft fuel expense.  Our results of operations for the nine months ended December 31, 2008 and 2007 include non-cash mark to market derivative losses of $4,019,000 and $5,712,000, respectively.  Cash settlements for fuel derivatives contracts for the nine month period ended December 31, 2008 and 2007 were receipts of $10,278,000 and $21,958,000, respectively.

We have entered into the following collar agreement that have not yet settled:

Date	Product *	Notional volume ** (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
September 2008	WTI	75,000	January 1, 2009 – March 31, 2009	$117.00 per barrel cap with a floor of $99.35	24.1%

*Crude oil is West Texas Intermediate crude oil.
**One barrel is equal to 42 gallons.

We are required to cash collateralize our fuel hedge positions. As of December 31, 2008, this resulted in deposits of $15,590,000.

In October 2008 we terminated the three-way collar swap entered into in August 2008 which covered the period from September 1, 2008 to December 31, 2008. The realized loss on this transaction was $5,952,000.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  This agreement precluded us from using another third party for such services during the term.  For owned aircraft, this agreement required monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  In August 2008, as part of our Chapter 11 reorganization process, both parties mutually agreed to terminate this agreement, which resulted in a gain of approximately $5.8 million for reserve payments not yet utilized, less certain fees. The costs under this agreement for our purchased aircraft for the nine months ended December 31, 2008 and 2007 were approximately $4.5 million and $7.0 million, respectively. Engine maintenance expenses will no longer be covered by a maintenance cost per hour contract and will be expensed when incurred.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2008, approximately $543.3 million principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $21.8 million principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2017 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

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

Our consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.

 In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements.  SOP 90-7 requires that our financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with our temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at December 31, 2008 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

Our earnings are affected by changes in the price and availability of aircraft fuel.  Market risk is estimated as a hypothetical 10 percent change in the average cost per gallon of fuel for the nine months ended December 31, 2008.  Based on actual fuel usage for the nine months ended December 31, 2008, such a change would have had the effect of increasing or decreasing our total aircraft fuel expense for the nine months ended December 31, 2008 by approximately $46.4 million, excluding the impact of our fuel hedging.  Comparatively, based on projected fiscal year 2009 fuel usage for our mainline and Lynx Aviation operations, this would have the effect of increasing or decreasing our aircraft fuel expense in fiscal year 2009, by approximately $59.4 million, excluding the effects of our fuel hedging arrangements.

Our results of operations for the nine months ended December 31, 2008 include a loss of $27.2 resulting from the decrease in the fair value of our fuel hedge agreements or early termination of contracts.  Net cash settlements received on fuel derivative contracts were $10.3 million during the period.  Due to our Chapter 11 filing, all fuel hedge contracts outstanding were terminated in May 2008 and subsequently settled.  In August 2008, we were permitted by the Bankruptcy Court to enter into new fuel hedge contracts.  As of December 31, 2008, the fair value of a hedge agreement recorded on the consolidated balance sheet as a liability was $11.3 million.

Interest

We are susceptible to market risk associated with changes in variable interest rates on long-term debt obligations we incurred and expect to incur to finance the purchases of our Airbus aircraft.  Interest expense on 88.1% of our debt (excluding our convertible notes) is subject to interest rate adjustments based upon changes in the applicable LIBOR rate.  A change in the base LIBOR rate of 100 basis points (1.0%) would have the effect of increasing or decreasing our annual interest expense by $3.4 million assuming the loans outstanding that are subject to interest rate adjustments at December 31, 2008 totaling $342.6 million are outstanding for the entire period.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, (“CEO”), and Chief Financial Officer, (“CFO”), of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our disclosure controls and procedures performed during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies can result in decreased passenger demand for air travel, which in turn can have a strong negative effect on our revenues. The current global financial crisis and economic downturn has had and may continue to have an impact on our business and our financial condition. In addition, our ability to access the capital markets or obtain debt financing may be severely restricted which could have a negative impact on our ability to emerge from Chapter 11.

Our fuel hedge contracts may have a substantial impact on our liquidity and results of operations.

Under fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. At December 31, 2008, our counterparties required us to fund $15.6 million of fuel hedge margin. As fuel prices have continued to fall since December 31, 2008, we have posted additional cash collateral with our counterparties.  If fuel prices continue to fall, we may be required to post a significant amount of additional collateral, which could have an impact on the level of our unrestricted cash and cash equivalents until this contract is settled.

Our DIP Loan is due in the near term and may have a substantial impact on our liquidity.

Our DIP loan of $30.0 million matures April 1, 2009. If we are unable to extend or replace the DIP through additional DIP financing, asset sales, additional revenue, or a combination thereof, it could negatively impact our liquidity.

Item 3. Defaults Upon Senior Securities

As a result of the Chapter 11 filing, we are in default on substantially all of our debt and lease obligations incurred prior to April 10, 2008. We are also in payment default on our unsecured convertible notes, due to failure to pay $8.4 million in interest due.

Item 6. Exhibits

Exhibit
Numbers	Description of Exhibits

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

FRONTIER AIRLINES HOLDINGS, INC.

Date: February 12, 2009	By:	/s/ Edward Christie III
Edward Christie III
Chief Financial Officer

Date: February 12, 2009	By:	/s/ Heather R Iden
Heather R Iden
Vice President and Controller