Form 10-K
period 2009-03-31
Frontier Airlines Holdings, Inc.
filed 2009-05-26
CIK 1351548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-51890

FRONTIER AIRLINES HOLDINGS, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION as of April 10, 2008)
(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:  (720) 374-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, Par Value of $0.001 per share	N/A

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant is a well−known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last average bid and asked price of the Company’s common stock as of September 30, 2008 was $11.1 million.

The number of shares of the Company’s common stock outstanding as of May 22, 2009 is 36,945,744.

Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded, as such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated By Reference.   Part III of this Form 10-K will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

TABLE OF CONTENTS

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

In this report, references to “us,” “we,” “our” or the “Company” refer to Frontier Airlines Holdings, Inc. unless the context requires otherwise.

Chapter 11 Reorganization

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries, Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx Aviation”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD).  Frontier Holdings, Frontier Airlines, and Lynx Aviation (collectively, the “Debtors” or the “Company”) continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.  In recent bankruptcies in our industry, the airline ceased operations, and we can give no assurance that we will be able to continue to operate our business or successfully reorganize.

No assurance can be provided as to what values, if any, will be ascribed in the Debtors’ bankruptcy proceedings to the Debtors’ pre-petition liabilities, common stock and other securities. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we might propose and that the value of the Debtors’ various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

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

Reporting Requirements

As a result of bankruptcy filings, the Debtors are required to periodically file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports prepared according to requirements of federal bankruptcy law.  While the Company believes that these materials accurately provide then-current information required under federal bankruptcy law, they are nonetheless unaudited and are prepared in a format different from that used in our consolidated financial statements filed under the securities laws.  Accordingly, we believe that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the Securities and Exchange Commission (“SEC”).

Reasons for Bankruptcy

The Debtors’ Chapter 11 filings followed an unexpected attempt by our principal bankcard processor in April 2008 to substantially increase a "holdback" of customer receipts from the sale of tickets. This increase in “holdback” would have represented a material negative change to the Debtors’ cash forecasts and business plan, put severe restraints on the Debtors’ liquidity and made it impossible for the Debtors to continue normal operations.  Due to historically high aircraft fuel prices, continued low passenger mile yields, and the threatened increased holdback from our principal bankcard processor, we determined that we could not continue to operate without the protections provided by Chapter 11.

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

Proofs of Claim

As permitted under the bankruptcy process, the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. The total amount of the claims that were filed far exceeds our estimate of ultimate liability. We believe many of these claims are invalid because they are duplicative, are based upon contingencies that have not occurred, have been amended or superseded by later filed claims, or are otherwise overstated.  Differences in amounts between claims filed by creditors and liabilities shown in our records are being investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time and believe that further reductions to the claims register will enable us to more precisely determine the likely range of creditor distributions under a proposed plan of reorganization. The Company has reviewed all major claims that have been filed and does not expect material exposure remains to be resolved, however, this process continues and there can be no assurance that the Company will not continue to record adjustments related to the ultimate amount of claims allowed.  At this time, we cannot determine the ultimate number and allowed amount of the claims.

Executory Contracts and Determination of Allowed Claims

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-K, including, where applicable, the Debtors’ express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code.  Claims may arise as a result of rejecting any executory contract.  As of the date of this filing, our most significant rejected executory contract is the Republic Airlines, Inc. (“Republic”) regional partner contract as discussed in Note 2 to the accompanying consolidated financial statements.  We have recorded the amount of the allowed claim of $150.0 million.  These financial statements also include allowed claims of $29.8 million related to claims related to union labor agreements and one rejected real property lease agreement in the amount of $1.0 million.  The consolidated financial statements do not include the effects of any claims not yet allowed in the case if we have determined that we cannot estimate the amount that will be allowed by the Bankruptcy Court.  Known and determinable claims are recorded in accordance with Statements of Financial Accounting Standards No. 5, Accounting for Contingencies.  Certain claims filed may have priority above those of general unsecured creditors.

Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code (“Section 1110”), certain secured parties, lessors and conditional sales vendors may have extra rights regarding taking possession of certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract pursuant to their agreement with the Debtors. Section 1110 provides that, unless the Debtors agree to perform under the applicable agreement and cure all defaults within 60 days after the Petition Date, such financing party can take possession of such equipment.

Section 1110 effectively shortens the automatic stay period to 60 days with respect to Section 1110-eligible aircraft, engines and related equipment subject to the following two conditions. First, the debtor may extend the 60-day period by agreement of the relevant financier, with Bankruptcy Court approval.  Alternatively, the debtor may agree, with court approval, to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code (which does not preclude later rejecting any related lease).  On June 9, 2008, we agreed to perform our obligations under our applicable financings, and we believe we have cured the defaults under these financings.  We have resolved all cure issues with all of our aircraft financiers.

Collective Bargaining Agreements

Under Section 1113 of the Bankruptcy Code (“Section 1113”), the debtor is permitted to reject a collective bargaining agreement if the debtor satisfies several statutorily prescribed substantive and procedural requirements under the Bankruptcy Code and obtains the Bankruptcy Court’s approval of the rejection.  Section 1113 requires a debtor to (i) make a proposal to modify its existing collective bargaining agreements based on the most complete and reliable information available at the time, (ii) bargain in good faith, and (iii) establish that the proposed modifications are necessary for the debtor’s reorganization.

                On October 31, 2008, the Bankruptcy Court granted us Section 1113 relief regarding two of our collective bargaining agreements with the International Brotherhood of Teamsters (“IBT”). The Bankruptcy Court granted our request for wage concessions from the IBT and adopted our proposed heavy maintenance plan. Our plan allows us to furlough our heavy maintenance workers during periods we do not require heavy maintenance work and recall these workers during periods when we have work available.

            In November 2008 our Transportation Workers Union (“TWU”) ratified a long-term labor agreement, which was also approved by the Bankruptcy Court. The agreement extended agreed upon wage and benefit concessions. As part of the consensual agreement, TWU was allowed a $0.4 million general non-priority unsecured claim in our bankruptcy case.

            In December 2008 our aircraft appearance agents and maintenance cleaners represented by the IBT ratified a long-term labor agreement with Frontier Airlines.  The agreement provides Frontier Airlines with wage concessions through December 12, 2012.  As part of the consensual agreement, IBT was allowed a $0.5 million general non-priority unsecured claim in our bankruptcy case.

           In January 2009 the members of the Frontier Airline Pilots Association (“FAPA”) ratified an agreement effective through January 2012 in which they agreed to long-term wage concessions starting at 10% effective January 1, 2009.  FAPA represents more than 600 pilots at Frontier Airlines. As part of the consensual agreement, FAPA was allowed a $29.0 million general non-priority unsecured claim in our bankruptcy case.

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

Plan of Reorganization

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly-reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.

Automatically, upon commencing a Chapter 11 case, a debtor has the exclusive right for 120 days after the petition date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan. The Bankruptcy Court may extend these periods, and has done so in these cases.  In May 2009, the Bankruptcy Court  extended the Debtors’ exclusive filing and acceptance deadlines to October 9, 2009, and December 9, 2009, respectively.  If the Debtors’ exclusivity period lapses, any party in interest will be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or an equity interest in the rejecting class (e.g.., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Debtors’ liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings.

The timing of filing of a plan of reorganization by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amounts of these costs, which are being expensed as incurred, have affected and are expected to continue to significantly affect the Debtors’ liquidity and results of operations.  See Note 3 “Reorganization Expenses” in the accompanying consolidated financial statements for additional information.

Risks and Uncertainties

Our ability, both during and after the Chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete our restructuring; (ii) our ability of to maintain adequate liquidity; (iii) our ability of to generate cash from operations; (iv)  our ability to confirm a plan of reorganization under the Bankruptcy Code; and (v) our ability to sustain profitability. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings, except for unsecured claims allowed by the Bankruptcy Court reflected in our consolidated financial statements as discussed in Note 3 “Reorganization Expenses” in the accompanying consolidated financial statements.  In particular, such financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities; (b)  as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in our capitalization; or (d) as to operations, the effects of any changes that may be made to our business.  A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Negative events associated with the Debtors’ Chapter 11 proceedings could adversely affect sales of tickets and the Debtors’ relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.  Because of the risks and uncertainties associated with the Debtors’ Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about the Debtors’ ability to continue as a going concern.

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

Business

General

We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  We are the second largest jet service carrier at DIA based on departures.  We offer our customers a differentiated product, with new Airbus and Bombardier aircraft, comfortable passenger cabins that we configure with one class of seating, ample leg room, affordable pricing, and in-seat LiveTV with 24 channels of live television entertainment and three additional channels of current-run pay-per-view movies on our mainline routes.  In January 2007 the U.S. Department of Transportation (“DOT”) designated us as a major carrier.  As of May 18, 2009, Frontier Airlines and Lynx Aviation operated routes linking our Denver hub to 50 U.S. cities spanning the nation from coast to coast, five cities in Mexico and one city in Costa Rica.

As of May 18, 2009, we operated a mainline fleet of 51 jets (37 of which we lease and 14 of which we own), consisting of 38 Airbus A319s, 10 Airbus A318s and three Airbus A320s, and a regional fleet of 10 Bombardier Q400 turboprop aircraft operated by Lynx Aviation (five of which we lease and five of which we own).  During the years ended March 31, 2009 and 2008, year-over-year total capacity decreased by 11.9% and increased by 14.5%, respectively, and year-over-year total passenger traffic decreased by 11.9% and increased by 21.2%, respectively.

In December 2008, we launched AirFairs, a new fare structure that gives customers the option to choose the fare that best fits their travel needs.  The fare structure includes three tiers of tickets as follows:

•
Classic Plus. The Classic Plus ticket is fully refundable, changeable and provides the customer the ability to confirm a seat on a different flight the same day of travel for no charge. In addition, Classic Plus customers get priority boarding, two complimentary checked bags, complimentary DIRECTV®, an in-flight snack and a premium beverage. Classic Plus customers also receive a 150% mileage credit in EarlyReturns®, our customer loyalty program.

•
Classic.  The Classic customer gets advanced seat assignments, two complimentary checked bags, complimentary DIRECTV®, and 125% EarlyReturns mileage credit. In addition, customers will be charged a $50 fee for itinerary changes and $75 for same day confirmed changes.

•	Economy is the basic ticket. The Economy ticket is for the customer who is traveling light and does not foresee any schedule changes. The Economy ticket is our guaranteed lowest fare.

In December 2007 Lynx Aviation obtained its operating certificate to provide scheduled air transportation service from the Federal Aviation Administration (“FAA”).  Lynx Aviation began revenue service on December 7, 2007.  In its first year of operation, Lynx Aviation carried nearly one million passengers to 17 cities, which has decreased to 13 destinations as of May 21, 2009, two of which are supplemental service to our mainline operations.

On January 11, 2007, we entered into an agreement with Republic Airlines, Inc. (“Republic”) for Republic to operate 17 Embraer 170 aircraft with capacity of 76-seats. On April 23, 2008, as part of our bankruptcy proceeding, we rejected our capacity purchase agreement with Republic.  The agreement provided for a structured reduction and gradual phase-out of Republic's 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008.

In order to increase connecting traffic, we have a code share agreement with Great Lakes Aviation Ltd.  We also have interline agreements with 18 domestic and international airlines serving cities on our route system.  Generally, these agreements include joint ticketing and baggage services and other conveniences designed to expedite the connecting process.

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

We were organized in February 1994, and in April 2006, we completed our corporate reorganization (the “Reorganization”).  We were incorporated in 2006 under the laws of the State of Delaware to become a holding company for Frontier Airlines.  Frontier Airlines and Lynx Aviation are incorporated under the laws of the State of Colorado.  Our corporate headquarters are located at 7001 Tower Road, Denver, Colorado 80249.  Our administrative office telephone number is 720-374-4200 and our reservations telephone number is 800-432-1FLY.

Business Strategy

Our business strategy is to provide air service at affordable fares to high volume markets from our Denver hub and limited point-to-point routes outside of our Denver hub while seeking ways to leverage our strong market position in Denver and excellent product and service.  Our strategy is based on the following factors:

•	Stimulate demand by offering a combination of low fares, quality service and frequent flyer credits in our frequent flyer program, EarlyReturns®.
•	Continue filling gaps in flight frequencies to current markets from our Denver hub.
•	Continue to successfully defend our position in Denver against new entrants.
•	Become the lowest cost airline among our competitors.

Our route system strategy connects our Denver hub to top business and leisure destinations.  We currently serve 35 of the top 50 destinations from Denver, as defined by the DOT’s Origin and Destination Market Survey.  As of May 18, 2009, we operate routes linking our Denver hub to 56 destinations including Mexico and Costa Rica.

 We believe we have created a widely recognized brand that distinguishes us from our competitors and identifies us as a safe, reliable, low-fare airline focused on customer service and providing a high quality travel experience. Similarly, we believe that customer awareness of our brand has contributed to our ability to leverage our brand preference in marketing efforts and positions us to be a preferred marketing partner with companies across many different industries. We have a strong company culture and will continue to focus on differentiating the product and service we provide to our passengers.  Our frequent flyer program offers some of the most generous benefits in the industry, including a free round-trip award ticket within the contiguous U.S. after accumulating only 20,000 miles (40,000 miles to Costa Rica and 30,000 miles to Alaska or any of our destinations in Mexico). We believe our friendly and dedicated employees, affordable pricing, accommodating service, in-flight entertainment systems and comfortable airplanes distinguish our product and service from our competitors.  Safety is a primary concern, and we are proud that our maintenance staff has been awarded the FAA Diamond Award for Excellence for ten straight years – an award that recognizes our commitment to the ongoing training and education of our maintenance staff.

Operations Review for the Year

Our rankings from the compilation of 2008 DOT statistics include:

•
We ranked first among the recognized major carriers and first in the industry in overall flight completion, which means that we cancelled fewer flights in 2008 than any other reporting U.S. carrier. This is the second consecutive year in which we have led the airline industry in fewest flight cancellations.

•	We ranked third among major carriers and fifth among all reporting carriers in on-time arrivals. This is the third consecutive year in which we have finished among the top three major carriers.

•
We ranked third among major carriers and fifth among all carriers in fewest customer complaints filed with the DOT. The 2008 performance marked the third consecutive year that Frontier ranked among the top three major carriers in fewest complaints.

•
We tied for fifth among the major carriers and eighth among all reporting carriers in lowest mishandled bag ratio. The 2008 performance represented a 28% improvement compared to our performance in 2007.

•
Frontier was one of only two recognized major carriers to rank in the top five in all four major DOT reporting categories according to the DOT’s year-end “Air Travel Consumer Report.” The report details the operational performance of the country’s 19 largest air carriers, including the 11 recognized major airlines.

Industry Overview

The U.S. domestic airline industry was negatively impacted by record high fuel prices during the past year.  As fuel prices increased, the airline industry was unable to raise average fares enough to offset rising costs.  The price of fuel per gallon for our fiscal year ended March 31, 2009 increased by 26.9% over the same period in 2008 and reached a new record high of $147 a barrel (or $4.39 per gallon for our system-wide average purchase price including our into plane cost, taxes and storage) on July 11, 2008.  Since this record high, crude oil fell to $32 a barrel in December 2008, the lowest level since the end of 2003. Oil prices continue to be volatile and are impacted by concerns over the economy and global demand, including recent price increases due to increased demand from China.  Oil has been recently trading in a range from $52 to $59 a barrel.  As of May 18, 2009, our weekly average current price of fuel per gallon was $1.67 per gallon (including into plane costs, taxes and storage). Domestic airlines responded to the record fuel costs in mid-2008 and the recent economic downturn by reducing capacity, grounding airplanes, furloughing and/or reducing their workforce, raising ticket prices and imposing additional fees.  Based on airlines’ schedule filings through May 1, 2009, we anticipate overall domestic airline capacity for the fall of 2009 will be reduced by 3% to 4% year over year.  This follows capacity reductions of 10% to 11% in the fall of 2008.  We anticipate capacity at DIA will only be down 1% year over year for the fall 2009 largely due to growth of Southwest Airlines at DIA.  This follows capacity reductions of approximately 3% at DIA in the fall of 2008 reflecting the reductions in our scheduled service as well as capacity reductions by United Airlines.

In response to the increase in fuel costs and as part of our restructuring efforts, we reduced mainline cost per available seat mile excluding fuel by 7.3% in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  As part of our restructuring efforts, we achieved new labor contracts with all represented employees and implemented wage reductions for all non-represented employees.  We have successfully reduced our costs despite a 16% reduction in our capacity and an 8% reduction in our stage length during the three months ended March 31, 2009.

We have also taken a number of steps to improve our fleet and our schedules as we attempt to drive higher unit revenue.  We sold several of our Airbus aircraft and returned the E170 aircraft that Republic provided under a capacity purchase agreement.  We have cancelled poor performing non-Denver point to point routes, redeployed aircraft to our core Denver markets, and adjusted frequencies in markets to more effectively compete.  We believe these changes have allowed us to develop a consistent business schedule and strengthen our connecting flow opportunities.  Additionally, we have increased our overall revenue performance with the addition of new ancillary and fee driven revenue sources.

In December 2008 we launched our fare families product AirFairs, which provides our customers a choice among three distinct product offerings. AirFairs allows our customers to choose Classic Plus for the greatest flexibility and amenities; Classic for some flexibility, seat assignments, and most of our amenities; and Economy for the lowest price, but with limited flexibility and amenities.  We believe AirFairs will increase our revenue and allow us to further distinguish our product.

The airline industry is, however, still facing an extremely challenging economic environment.  Although fuel costs have significantly decreased and the industry is benefiting from earlier capacity reductions, we cannot be certain how severely the weak economy will impact travel demand and the fare environment.  Despite the current economic conditions, our restructuring efforts are showing results.  With our low costs and product differentiation, including AirFairs, we believe we can continue to compete effectively in the Denver market.  Our low unit costs coupled with reductions in fuel prices helped us to achieve operating earnings during the third and fourth quarters of the fiscal year ended March 31, 2009.  We believe, based on cost guidance provided by many airlines, we can continue to sustain our industry leading cost structure.

Competition

We compete principally with United Airlines (“United”), the dominant carrier at DIA, as well as Southwest Airlines (“Southwest”). United has a competitive advantage due to its larger number of flights from DIA, its significantly broader domestic and international route system, its mature and robust loyalty program, and a multiple class cabin for most of its flights.

In January 2006, Southwest Airlines, the largest low-cost U.S. airline, introduced service at DIA.  As of May 18, 2009, Southwest Airlines has 113 daily flights out of DIA to 33 destinations, and has announced plans to add another destination out of DIA with a schedule that reduces frequencies to 105 daily flights by September 2009.  Southwest pioneered the low−cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating with no seat assignments.  These methods enable Southwest to offer fares that are significantly lower than those charged by other U.S. airlines.  We believe we need to match these low fares in the routes in which we compete with Southwest in order to retain market share, which has impacted our yields.  Further expansion by Southwest into other markets we serve would require us to respond in similar fashion.

During February 2009, United and its commuter affiliates had a total market share at DIA of approximately 47.8%, down from their market share during February 2008 of 50.8%.  During February 2009, Southwest had a total market share at DIA of approximately 13.2%, up from 6.6% during February 2008.  Our market share at DIA, including our codeshare affiliates and Lynx Aviation, during February 2009 was 22.9%, down from 25.0% during February 2008.  As of May 2009, our seat share was 23.1%, United’s seat share was 43.3% and Southwest’s seat share was 17.9%.  We compete with United and Southwest primarily on the basis of fares, fare flexibility, the number of markets in which we operate and the number of frequencies within a market, our frequent flyer programs, brand recognition (particularly in the Denver market), the level of passenger entertainment available on our aircraft and the quality of our customer service.

At the present time, New York’s LaGuardia and John F. Kennedy International Airports and Washington D.C.’s Ronald Reagan National Airport are regulated by means of “slot” allocations, which represent government authorization to take off or land at a particular airport within a specified time period.  FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances.  At New York’s LaGuardia Airport, we currently hold and are using four high-density exemption slots to operate two daily round-trip flights between DIA and LaGuardia.  At Washington Ronald Reagan National Airport, we currently hold and are using six beyond perimeter slots for three round-trip flights between DIA and Reagan National.

Another airport we serve, John Wayne International Airport in Santa Ana, California (SNA), is also slot controlled at the local level as mandated by a federal court order.  We currently hold and use eight arrival and departure slots at SNA for four daily round-trips between DIA and SNA.

The Open Skies Agreement between the U.S. and the European Union, or E.U., which took effect in March 2008, allows any U.S. or European carrier to fly any route between any city in the E.U. and any city in the U.S. We believe that this new accord will result in increased competition in the U.S. airline industry by providing customers with an even greater choice of airlines to fly.

Maintenance and Repairs

All of our aircraft maintenance and repairs are accomplished in accordance with our maintenance program approved by the FAA.  Since mid-1996, we have trained, staffed and supervised our own maintenance work force in Denver, Colorado.  We sublease a portion of Continental Airlines' hangar at DIA where we currently perform most of our own line maintenance and longer interval maintenance. The sublease for the facility expired in February 2007, and we are currently on a month-to-month lease.  We also maintain line maintenance facilities in Phoenix, Arizona and Kansas City, Missouri for Mainline Operations, and in Kansas City, Missouri and El Paso, Texas for Lynx Operations.  FAA approved outside contractors perform other major maintenance, such as line maintenance at our spoke cities, longer interval maintenance when we do not have adequate facilities or staff to meet maintenance needs and major engine repairs.

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

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  This agreement precluded us from using another third party for such services during the term.  For owned aircraft, this agreement required monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  In August 2008, as part of our Chapter 11 reorganization process, both parties mutually agreed to terminate this agreement. Engine maintenance expenses will no longer be covered by a maintenance cost per hour contract and will be expensed when incurred.

Our monthly mainline completion factors for the years ended March 31, 2009, 2008, and 2007, excluding cancellations that were not related to maintenance, averaged 99.7%, 99.6% and 99.9%, respectively.  The completion factor is the percentage of our scheduled flights that were operated by us, whether or not delayed (i.e., not canceled).  We believe that our high monthly completion factors are attributable to the reliability of our relatively new Airbus fleet and the record of excellence in our maintenance department.

For ten consecutive years starting in 1999, our maintenance and engineering department received the FAA’s highest award, the Diamond Certificate of Excellence, in recognition of 100 percent of our maintenance and engineering employees completing advanced aircraft maintenance training programs. The Diamond Award recognizes advanced training for aircraft maintenance professionals throughout the airline industry.  We were one of the first Part 121 domestic air carriers to achieve 100 percent participation in this training program by our maintenance employees.

Fuel

Our average fuel prices increased significantly over the past three years.  During the years ended March 31, 2009, 2008, and 2007, jet fuel, including hedging activities and our regional partner and Lynx Aviation operations, accounted for 40.7%,  31.7% and 29.0%, respectively, of our operating expenses.  We have arrangements with major fuel suppliers for substantial portions of our fuel requirements, and we believe that these arrangements assure an adequate supply of fuel for current and anticipated future operations.  Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply beyond our control.  Therefore, we cannot predict the future availability and cost of jet fuel with any degree of certainty.  Our mainline average fuel prices per gallon, including realized and non-cash mark to market hedging activities, taxes and into-plane fees, for the last three fiscal years were as follows:

Fiscal Year Ended	Average Fuel Price per Gallon	Monthly Low Price per Gallon	Monthly High Price per Gallon

March 31, 2009	$3.11	$1.45	$4.22
March 31, 2008	$2.45	$2.04	$3.04
March 31, 2007	$2.12	$1.57	$2.47

As of May 18, 2009, the average fuel price per gallon was approximately $1.67.

Volatility in fuel prices have had and could continue to have a material adverse effect on our operations and financial results.  Based on our current fleet and operations, we estimate that a 1¢ increase in the price of fuel per gallon increases our operating expenses by approximately $1.6 million on an annualized basis.  This number will vary depending on our capacity. Our ability to pass on increased fuel costs to passengers through price increases or fuel surcharges may be limited, particularly because of our affordable fare strategy and intense competition.

We entered into two new fuel hedge agreements subsequent to March 31, 2009 in which we hedged approximately 30% of our estimated fuel purchases for the period from August 1, 2009 to December 31, 2009, by purchasing calls at a weighted average rate of $1.74 per gallon for jet fuel.

Employees

As of March 31, 2009, we had approximately 5,283 Frontier and Lynx Aviation employees, including 4,253 full-time and 1,030 part-time and on-call personnel.  Our employees include 801 pilots, 1,039 flight attendants, 1,490 customer service agents, 187 scouts and on-call personnel, 619 ramp service agents, 277 reservations agents, 118 aircraft appearance agents, 90 catering agents, 480 mechanics and related personnel, and 132 general management and administrative personnel.  We consider our relations with our employees to be good.

Approximately 20% of our employees are represented by unions.  Our relations with our labor unions are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file an application with the National Mediation Board (“NMB”) alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into a collective bargaining agreement with the employer.  Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request the NMB to appoint a federal mediator to participate in the negotiations for a new or amended agreement.

The following table reflects our principal collective bargaining agreements, and their respective amendable dates:

	Approximate Number		Contract
Employee Group	of Employees	Representing Union	Amendable Date

Frontier Pilots	691	Frontier Airline Pilots Association (“FAPA”)	March 2012

Mechanics and tool room attendants	273	Teamsters Airline Division	October 2011

Dispatchers	15	Transport Workers Union	September 2012

Aircraft appearance agents and maintenance cleaners	111	Teamsters Airline Division	September 2015

Material Specialist	25	International Brotherhood of Teamsters	October 2011

On November 6, 2008, the Association of Flight Attendants-CWA (“AFA-CWA”) filed a petition with the National Mediation Board to hold a representational election on behalf of 98 Lynx Aviation flight attendants.  In January 2009 Lynx Aviation flight attendants voted to be represented by the AFA-CWA.  Lynx Aviation is currently in the process of negotiating a labor agreement with its flight attendants.

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

The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments.  The United States typically follows the practice of encouraging foreign governments to enter into “open skies” agreements that allow multiple carrier designation on foreign routes.  In some cases, countries have sought to limit the number of carriers allowed to fly these routes.  Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S.  For a U.S. carrier to fly to any such international destination, it must first obtain approval from both the United States and the “foreign country authority”.   On April 3, 2007, the U.S. DOT issued an “Open-Skies Notice” inviting all U.S. air carriers now certificated to conduct foreign scheduled air transportation and interested in applying for blanket open-skies certificate authority to file applications with the Department.  We filed for and obtained this blanket authority in April 2007.

                The Transportation Security Administration (“TSA”) and U.S. Customs and Border Protection, divisions of the Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports and international passenger prescreening prior to entry into or departure from the United States. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines' actual 2000 security costs.   Pursuant to authority granted to the TSA to impose additional fees on air carriers if necessary to cover additional federal aviation security costs, the TSA has imposed an additional annual Security Infrastructure Fee on certain airlines, including us.  The industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

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

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business and us.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  In addition, please read "Forward-Looking Statements" in this Form 10-K, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere included or incorporated by reference in this Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

We face liquidity challenges which could impact our ability to continue our operations.

We have substantial liquidity needs in the operation of our business and face significant liquidity challenges due to volatile aircraft fuel prices, low passenger yields, credit card processor holdbacks and cash reserves and other cost pressures. Accordingly, we believe that our cash and cash equivalents and short-term investments will remain under pressure during 2009 and thereafter. We are uncertain we will be able to obtain exit financing, secure liquidity to refinance or repay our Debtor-in-Possession Loan (“DIP Loan”) on or before its scheduled maturity date, and find a plan sponsor to emerge from our Chapter 11 proceedings.  We cannot guarantee that these efforts to raise cash and improve our liquidity will be successful, in which case we could be forced to discontinue our operations.

The implementation of our business plan cannot keep pace with high fuel costs and recent yield declines.

During the last year, we implemented cost, revenue and profit improvement initiatives. We have increased total passenger unit revenue by 4.2%, primarily due to initiatives to increase ancillary revenue, and we have decreased mainline CASM excluding fuel by 6.9%.  The cost reduction and revenue improvement benefits we are realizing under our plan have been outpaced by historically high aircraft fuel prices and our yield is currently being negatively impacted by the economic recession. We continue to operate in a very competitive environment at DIA, which limits our ability to increase fares to offset high fuel costs and reduced demand for travel. We cannot assure you that we will achieve the targeted benefits under our business plan or that these benefits, even if achieved, will be adequate for us to maintain financial viability due to fuel costs.

We are vulnerable to increases in aircraft fuel costs.

High oil prices have had a significant adverse impact on the results of operations over the past three fiscal years. We cannot predict the future cost and availability of fuel, or the impact of disruptions in oil supplies or refinery productivity based on natural disasters, which would affect our ability to compete. The unavailability of adequate fuel supplies could have an adverse effect on our operations and profitability. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel, and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage.  Because fuel costs are a significant portion of our operating costs, substantial changes in fuel costs materially affect our operating results.  Fuel prices continue to be susceptible to, among other factors, speculative trading in the commodities market, political unrest in various parts of the world, Organization of Petroleum Exporting Countries policy, the rapid growth of economies in China and India, the levels of inventory carried by the oil companies, the amounts of reserves built by governments, refining capacity, and weather.  These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices.  A one cent change in the cost of each gallon of fuel would impact operating expenses by approximately $1.6 million per year based on our current fleet and aircraft fuel consumption.

Fuel is a major component of our operating expenses, accounting for 40.7% of our total operating expenses for the year ended March 31, 2009, up from 31.7% for the year ended March 31, 2008.  Mainline fuel costs including the impact of hedging increased to $504.3 million, or an average cost of $3.11 per gallon, from $446.8 million, or $2.45 per gallon, over the same periods.  Our ability to pass on increased fuel costs has been and may continue to be limited by economic and competitive conditions.

We depend heavily on the Denver market to be successful.

Our business strategy has historically focused on adding flights to and from our Denver base of operations. Currently, 100% of our flights originate or depart from DIA (this does not include seasonal non-hub flying to Mexico).  A reduction in our share of the Denver market, increased competition, or reduced passenger traffic to or from Denver could have an adverse effect on our financial condition and results of operations. In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition by United Airlines, Southwest Airlines and other airlines at DIA.

The airline industry is highly competitive.  We compete with United in our hub in Denver, and we anticipate that we will compete with United in any additional markets we elect to serve in the future. United and United’s regional airline affiliates are the dominant carriers out of DIA, accounting for approximately 47.8% of all revenue passengers out of DIA for March 2009. In addition, Southwest Airlines started service to and from Denver in January 2006 and currently has 113 daily flights out of DIA.  Southwest’s introductory fares were significantly below the fares we were able to offer prior to its arrival. Fare pressure exerted by Southwest on its announced routes and on any future expansion in Denver by Southwest will require us to be fare competitive, and may place additional downward pressure on our yields. In addition, in the last four years Alaska Airlines, JetBlue Airways and AirTran Airways have commenced service at DIA. These airlines have offered low introductory fares and compete on several of our routes. Fare wars, predatory pricing, ‘‘capacity dumping,’’ in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us. The future activities of United, Southwest and other carriers may have a material adverse effect on our revenue and results of operations.

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

As of March 31, 2009, we operated 51 Airbus aircraft. We completed our transition from Boeing aircraft to operating only Airbus aircraft on our mainline routes in April 2005. One of the key elements of this strategy is to produce cost savings because crew training is standardized for aircraft of a common type, maintenance issues are simplified, spare parts inventory is reduced, and scheduling is more efficient.

Since we operate only Airbus aircraft and GE engines on our mainline routes, we are dependent on single manufacturers for future aircraft acquisitions or deliveries, spare parts and warranty service. If Airbus is unable to perform its obligations under existing purchase agreements, or is unable to provide future aircraft or services, whether by fire, strike or other events that affect its ability to fulfill contractual obligations or manufacture aircraft or spare parts, we would have to find another supplier for our aircraft. If acceptable Airbus aircraft were otherwise not available in the marketplace, Boeing aircraft is likely to be the only other manufacturer from which we could purchase or lease alternate aircraft. If we were forced to acquire Boeing aircraft, we would need to address fleet transition issues, including substantial costs associated with retraining our employees, acquiring new spare parts, and replacing our manuals. In addition, the fleet efficiency benefits described above may no longer be available.

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

Because the average age of our Airbus aircraft is approximately 4.8 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

Our landing fees may increase because of local noise abatement procedures and due to reduced capacity in the industry.

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

In addition, the recent capacity reductions by all airlines have forced some airport authorities to increase lease rates and landing fees to adjust for lower volume.

Unionization affects our costs and may affect our operations.

Six of our employee groups are represented by unions: our pilots, dispatchers, mechanics, material specialists, aircraft appearance agents, and the flight attendants at Lynx Aviation.  In January 2009, Lynx Aviation flight attendants voted to be represented by the AFA-CWA.  In addition, since 1997, union organizing attempts were defeated by our Frontier flight attendants.  The collective bargaining agreement with our mechanics union, the IBT, expires in October 2011.  In February 2007, FAPA pilot membership ratified a four year agreement that amends the previous five-year contract signed in May 2000.  As a result of recent bargaining due to bankruptcy, the pilot contract now expires in March 2012.  In March 2006, our material specialists voted for union representation by the IBT.  In September 2007, the material specialists approved a four year agreement. As a result of recent bargaining due to bankruptcy, the IBT contract now expires in October 2011.    In September 2006, the contract with our dispatchers, who are represented by the TWU, expired.  In September 2007, our dispatchers signed a five year collective bargaining agreement. As a result of recent bargaining due to bankruptcy, the TWU contract now expires in September 2012.   The Aircraft Appearance Agents and Maintenance Cleaners contract became effective September 2005 and is in effect until September 2015.

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

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our deteriorating financial performance, along with our Chapter 11 proceedings, creates uncertainty that has led to unwanted attrition. We are at risk of losing management talent critical to the successful reorganization and ongoing operation of our business. If we continue to experience a substantial turnover in our leadership and other key employees, including as a result of planned overhead reductions required by our business plan, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

We rely heavily on automated systems and technology to operate our business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems, information technology personnel and technology to operate our business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems. Substantial or repeated system failures to any of the above systems could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline. Any disruptions in these systems or loss of key personnel could result in the loss of important data, increase our expenses and generally harm our business.  In addition, we have experienced an increase in customers booking flights on our airline through third-party websites, which has increased our distribution costs.  If any of these third-party websites experiences system failures or discontinues listing our flights on its systems, our bookings and revenue may be adversely impacted.

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

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. As of March 31, 2009, we had approximately $343.0 million of federal and state net operating loss (“NOL”) carryforwards.  Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 proceedings.

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

Financial losses throughout the airline industry in recent years have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, and taking other efficiency and cost-cutting measures.  Despite these actions, several airlines have liquidated and ceased operations.  Others, including us, are seeking reorganization under Chapter 11 of the Bankruptcy Code, which permits them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure.  As the industry encounters continued financial losses and volatile fuel costs and weak demand, airlines may institute pricing structures to achieve near-term survival rather than long-term viability. It is foreseeable that further airline reorganizations, bankruptcies, or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

Airlines may be subject to terrorist attacks or other acts of war and increased costs or reductions in demand for air travel due to hostilities in the Middle East or other parts of the world.

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

In December 2002, through authority granted under the Homeland Security Act of 2002, the U.S. government expanded its insurance program to enable airlines to elect either the government’s excess third-party war risk coverage or for the government to become the primary insurer for all war risks coverage.  We elected to take primary government coverage in February 2003 and dropped the commercially available war risk coverage.  The current government war risk policy is in effect until August 31, 2009.  We do not know whether the government will extend the coverage beyond August 31, 2009 and if it does how long the extension will last.  We expect that if the government stops providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government or the coverage will not be available from reputable underwriters.  Significant increases in insurance premiums would harm our financial condition and results of operations.

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

Other laws, regulations, taxes and airport rates and charges have also been imposed significantly increasing the cost of airline operations or reducing revenue. For example, the Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines.  The TSA has also attempted to impose an additional annual Security Infrastructure Fee on certain airlines, including us.   A revision in the fee structure assessed by the TSA could result in increased cost for us. The airline industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution.

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

 Item 1B.  Unresolved Staff Comments

None.

Item 2:  Properties

Aircraft

We currently operate 38 Airbus A319 aircraft, 10 Airbus A318 aircraft and three Airbus A320 in all-coach seating configurations.  Our Lynx Aviation subsidiary operates 10 Bombardier Q400 aircraft in all-coach seating configurations.  The age of these aircraft, their passenger capacities and expiration years for the leased aircraft are shown in the following table:

Aircraft	No. of	Year of	Approximate	Lease
Model	Aircraft	Manufacture	Seating Capacity	Expiration

A319	34	2001 – 2007	136	2013 - 2019
A319	4	2001 – 2006	136	Owned
A318	2	2004	120	2016
A318	8	2003 – 2007	120	Owned
A320	2	2007	162	Owned
A320	1	2002	162	2015
Q400	5	2007	74	2022
Q400	5	2007	74	Owned

In March 2000, we entered into a purchase agreement with Airbus, as subsequently amended in April 2006, to purchase 38 Airbus aircraft.  We have taken delivery of 30 of these aircraft, and we have remaining firm purchase commitments for eight Airbus aircraft.  In July 2008 we deferred the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 and November 2012.

As part of our purchase agreement, we were granted options to purchase ten Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights.  In July 2008 Lynx Aviation exercised its option on the first of the ten additional aircraft with a planned delivery date in July 2009. In January 2009 Lynx Aviation exercised its option on the second of the remaining ten additional aircraft with a planned delivery date in February 2010. When taking into account the exercised purchase options as well as those purchase options that we have elected not to exercise, we have five purchase options remaining.

Facilities

We lease approximately 70,000 square feet of space for our headquarters facility near DIA. The lease expires in January 2015.  We also lease an additional 7,500 square feet of space in a building adjacent to our main headquarters. This lease expires in June 2011.

Our Denver, Colorado reservations facility is a 16,000 square foot facility that we have leased for a 10-year lease term ending in June 2011.  In August 2000, we established a second reservations center facility in Las Cruces, New Mexico.  This facility is approximately 12,000 square feet and is leased for a term of 122 months ending August 2010.

Lynx Aviation currently leases approximately 20,000 square feet of space in Westminster, Colorado. The lease expires in December 2012.

We have entered into an airport lease and facilities agreement expiring in 2010 with the City and County of Denver, Colorado, at DIA for ticket counter space, 17 gates in Concourse A and associated operations space.  Because our overall rates and charges will be based on the number of passengers and gross weight landed at the airport, it is not possible at this time to determine the amount of future rates and charges at DIA.

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

From time to time, we are engaged in routine litigation incidental to our business.  Other than our Chapter 11 proceeding, we believe there are no legal proceedings pending in which we are a party or of which any of our property is the subject that are not adequately covered by insurance maintained by us or which have sufficient merit to result in a material adverse effect upon our business, financial condition, results of operations, or liquidity.

Item 4:  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Until April 22, 2008, our common stock was traded on the NASDAQ Stock Exchange under the symbol “FRNT”.  As a result of our Chapter 11 bankruptcy proceedings, trading of our common stock on the NASDAQ Stock Exchange was suspended on April 22, 2008, and our common stock was delisted from the NASDAQ Stock Exchange on May 18, 2008.  Our common stock has been quoted since its suspension from the NASDAQ on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. The ticker symbol “FRNTQ” has been assigned to our common stock for over-the-counter quotations.

The following table shows the range of high and low sales prices per share for our common stock, as reported by NASDAQ, or the high and low bid quotations for each share of our common stock on the Pink Sheets, as applicable, for the periods indicated. The bid quotations on the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2009 Quarter Ended

June 30, 2008	$2.17	$0.24
September 30, 2008	$0.40	$0.16
December 31, 2008	$0.46	$0.18
March 31, 2009	$0.25	$0.18

Fiscal Year 2008 Quarter Ended

June 30, 2007	$6.75	$5.51
September 30, 2007	$6.32	$4.51
December 31, 2007	$7.46	$5.20
March 31, 2008	$5.44	$2.05

As of March 31, 2009, there were 1,747 holders of record of our common stock.  We do not anticipate paying dividends on our common stock in the foreseeable future.

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

For Equity Compensation Plan Information, see Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Managers.

Item 7:Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 10, 2008, Frontier Holdings, Frontier Airlines, and Lynx (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of New York.  The Debtors’ cases are being jointly administered under Case No. 08-11298 (RDD).  The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In several recent bankruptcies in our industry, however, the airline ceased operations, and we can give no assurance that we will be able to continue to operate our business or successfully reorganize.

Our Chapter 11 filings followed an unexpected attempt by our principal credit card processor to substantially increase a "holdback" of customer receipts from the sale of tickets.  This change in established practices would have represented a material negative change to our cash forecasts and business plan, put severe restraints on our liquidity and made it impossible for us to continue normal operations.  Due to historically high aircraft fuel prices, continued low passenger mile yields, and the threatened new holdback, we determined that we could not continue to operate without the protections provided by Chapter 11.

During the year ended March 31, 2009, we had a net loss of $248.2 million or $6.72 per diluted share, as compared to a net loss of $60.3 million or $1.64 per diluted share for the year ended March 31, 2008. Included in our net loss for the year ended March 31, 2009 were the following items (i) $202.5 million in reorganization costs, (ii) an increase in fuel expense for non-cash mark to market derivative losses of $15.6 million and realized cash payments of $2.6 million on fuel hedging contracts; (iii) $8.6 million in net gains on sales of assets; and (iv) $0.5 million in employee separation costs.   Included in our net loss for the year ended March 31, 2008 were the following items (i) a decrease in fuel expense for non-cash mark to market derivative gains of $1.8 million and realized cash settlements received of $30.7 million on fuel hedging contracts; (ii) a post-retirement liability curtailment gain of $6.4 million; (iii) $8.5 million of start-up costs for Lynx Aviation; (iv) $3.3 million in accelerated depreciation for our seat replacement project; (v) $1.8 million in net losses on sales of assets; and (vi) $0.4 million in employee separation costs.

Mainline passenger revenue decreased by 7.1% in the year ended March 31, 2009, over the prior year which is a result of decreasing our capacity (as measured by ASM’s) by 9.4% offset by an increase in our passenger yields by 1.5%.  The increase in our passenger yields (or the average amount one passenger pays to fly one mile) can be primarily attributed to the decrease in our average stage length of 5.7%, offset by a decrease of our average fare from $103.71 to $98.66, or 4.9%.

We have relatively low operating expenses excluding fuel because we currently operate a single fleet of aircraft on our mainline routes in a single class of service with high aircraft utilization rates.  Our mainline CASM, or cost per available seat mile, for the years ended March 31, 2009 and 2008 was 10.33¢ and 9.90¢, respectively, an increase of 4.3%.  The increase in mainline CASM was largely due to an increase in fuel expense to 4.40¢ per ASM from 3.53¢ per ASM for the years ended March 31, 2009 and 2008, respectively, an increase of 24.6%.  Mainline CASM excluding fuel was 5.93¢ and  6.37¢ for the years ended March 31, 2009 and 2008, respectively, a decrease of 6.9%.  We achieved a 6.9% decrease in mainline CASM excluding fuel despite the 9.4% decrease in capacity.  We decreased our cost structure through wage concessions, network adjustments, contract negotiations, and operational efficiencies that we have largely been able to obtain through our restructuring process.

Despite our improvements in passenger yields and decrease in mainline CASM excluding fuel, historically high aircraft fuel prices had an adverse effect on our financial performance.  Our losses over the past three years have been primarily driven by rising fuel costs and our inability to pass these increases on to our customers due to a highly competitive market.  We saw a sharp rise in fuel costs from January 2005 through January 2009, and fuel costs may return to these historically high levels.  Our average fuel cost per gallon, including hedging activities, was $3.11 for the year ended March 31, 2009 compared to $2.45 for the year ended March 31, 2008, an increase of 26.9%.  Excluding all hedging activities, our average fuel cost per gallon increased 14.1%.  Additionally, we continue to operate in a highly competitive pricing environment, which limits our ability to increase fares.

As of April 10, 2008 (the date we filed for relief under the Bankruptcy Code), we had in excess of $108 million in unrestricted cash, cash equivalents and short-term investments. Our ability, both during and after the Chapter 11 case, to continue as a going-concern is dependent upon, among other things, our ability (i) to successfully achieve required cost savings to complete our restructuring; (ii) our ability to maintain adequate liquidity; (iii) our ability to generate cash from operations; (iv) to secure financing; (v) to confirm a plan of reorganization under the Bankruptcy Code; and (vi) to sustain profitability. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going-concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going-concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Our Business Plan

As a result of the continuing volatility in fuel costs, the weak economy, and our Chapter 11 bankruptcy proceeding, we are continuing an aggressive examination of many aspects of our business.  We are implementing a comprehensive restructuring effort to achieve cost competitiveness by attempting to obtain economic concessions from key stakeholders in order to allow us to reduce costs, create financial flexibility and restore our long-term viability and profitability. Our evaluation has encompassed our network, our total fleet composition, our cost structure, and our balance sheet.

Network Adjustments and Capacity Reductions

In June 2008 we announced plans to reduce mainline capacity year-over-year by approximately 17% from September 2008 through March 2009. These adjustments included frequency reductions in some markets and seasonal reductions. The capacity reductions were phased in starting mid-August and we completed them in January 2009.  Due to route adjustments, termination of the capacity purchase agreement with Republic Airlines and the sale or lease termination of a total of 11 aircraft, we had a system-wide year-over-year capacity decrease of 11.9%.

On April 23, 2008, we rejected our capacity purchase agreement with Republic.  There was a structured reduction and gradual phase-out of Republic's 12 aircraft from our daily operation, which was completed in June 2008.  In conjunction with the termination of service by Republic, we discontinued service to four markets.

In May 2009, we sold an Airbus A318 and, in a separate transaction, signed a lease agreement for an Airbus A320 for delivery in April 2009.  This transaction will increase capacity by 42 seats.

Cost Structure

In May 2008 we reached agreements with our pilot, dispatcher, maintenance, and aircraft appearance unions on temporary wage and benefit concessions.  All other employees were given wage reductions effective June 1, 2008.  Wage concessions for non-represented employees were extended at the end of September 2008 and we reached a permanent restructured wage agreement with the TWU (representing the dispatchers).  We received a ruling from the Bankruptcy Court approving permanent concessions from certain of our contracts with the IBT, and we have received a consensual permanent agreement with the remaining employees represented by the IBT.  We also reached an agreement in December 2008, which was ratified by the members and approved by the Bankruptcy Court in January 2009, with FAPA for long-term wage and benefits concessions.

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

Liquidity and Revenue Initiatives

In May 2008 we closed on the sale of two Airbus A319 aircraft for net proceeds of $25.2 million after retirement of the related debt.  On August 5, 2008, the Bankruptcy Court authorized Frontier Airlines to sell an additional six of our 47 Airbus A319 aircraft to an affiliate of VTB Leasing for onward lease to Rossiya Airlines. This agreement amended an earlier agreement where an affiliate of VTB Leasing was to purchase the above referenced two A319 and two additional A318 aircraft. Under the revised agreement, VTB Leasing did not take delivery of the originally agreed upon two A318 aircraft and instead purchased an additional six A319 aircraft.  As of March 31, 2009, we closed on the sale of all six Airbus A319 covered by the agreement and realized total net proceeds of $69.1 million after the retirement of the related aircraft debt of $95.9 million.

On August 5, 2008, the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) whereby the Company would sell and lease back up to four Airbus A319 aircraft. In August 2008, the Company sold and leased back one Airbus A319 aircraft.  This transaction resulted in retirement of $23.9 million of mortgage debt on the sold aircraft and a book loss of $4.3 million on the transaction, for net proceeds of $5.4 million after retirement of related debt.  We also returned two leased Airbus A319 aircraft to GECAS in September 2008 and returned one Airbus A319 aircraft to GECAS in January 2009.

In July 2008 we deferred the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 and November 2012.  These deferrals have reduced our near term funding requirements and debt burden.  This resulted in reimbursement to us of $11.5 million of pre-delivery payments in July 2008.

On August 5, 2008, the Bankruptcy Court approved a $30.0 million secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC and CNP Lenders, LLC, each a member of the Unsecured Creditors Committee in our Chapter 11 bankruptcy cases.

On March 20, 2009, the Bankruptcy Court approved an order authorizing a $40 million Amended and Restated DIP Credit Facility (“Amended DIP Credit Agreement”) with Republic Airways Holdings, Inc.  The Bankruptcy Court also allowed the damage claim of Republic Airways Holdings, Inc. in the amount of $150 million, arising from the Debtors’ rejection of the Airline Services Agreement with Republic Airlines, Inc. and Republic Airways Holdings, Inc.   The allowance of this claim was a condition to Republic Airways Holdings, Inc. providing the Amended DIP Credit Agreement.  The Company retired the existing $30 million DIP Credit Agreement on April 1, 2009.

We have increased revenues through ancillary charges.  In May 2008 we introduced a $25 fee for a second checked bag.  In September 2008 we introduced a $15 fee for the first checked bag. The first bag fee started on November 1, 2008, effective for tickets purchased on or after September 13, 2008. These fees do not apply to EarlyReturns Summit and Ascent members.  We also announced increases in our fees for certain other services such as checked pets and oversized bag fees. The increases range from $10 to $100 per service.  We have also announced more strict policies on unused tickets, changes in add collect fees and increased change fees.  These new and increased fees have generated an additional $65 million on an annual basis in ancillary revenue.  We anticipate additional ancillary passenger related revenue of approximately $6.50 per passenger based on recent trends.  Due to the launch of our new AirFairs fee structure, some of this increased revenue will be reflected as passenger revenue if purchased as part of an upgraded class of service.

In December 2008 we launched AirFairs, our new fare structure that lets the customer choose the fare level that best meets their specific travel needs. AirFairs offers a choice of three different fare levels: Classic Plus, Classic or Economy, with varying levels of service. The Classic Plus ticket is fully refundable, changeable, and provides the customer the ability to confirm a seat on a different flight the same day of travel for no charge. In addition, Classic Plus customers get priority boarding, two checked bags, complimentary DIRECTV®, an in-flight snack, a premium beverage and 150% mileage credit in EarlyReturns.  The Classic customer gets advanced seat assignments, two complimentary checked bags, complimentary DIRECTV®, and 125% EarlyReturns® mileage credit. In addition, they will be charged only a $50 fee for itinerary changes and $75 for same day confirmed changes.  Economy is the lowest fare ticket with no included amenities.  Early results indicate 29%-47% of eligible revenue booked on our website or through our reservation center is at higher fare classes.

In April 2009, we entered into two separate fuel hedge call agreements that provide us with a 20% and 10% hedged position for the period August 1, 2009 to December 31, 2009 at $1.78 and $1.67 per gallon, respectively.

Results of Operations

Frontier Holdings includes the following operations: our mainline operations, which consisted of 51 Airbus aircraft on March 31, 2009 and our Lynx Aviation operation, consisting of 10 Q400 aircraft.  Historically, our operations included our Regional Partner operations operated by Republic and Horizon (“Regional Partners”).  Lynx Aviation and our Regional Partners services are separate and apart from our mainline operations.

To evaluate the separate segments of our operations, management has segregated the revenues and costs of our operations as follows:  Passenger revenue for our Regional Partners and for Lynx Aviation represents the revenue collected for flights operated by these carriers (including a prorated allocation of revenues based on miles when tickets are booked with multiple segments).  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimbursed these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily comprised of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses among mainline, our Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

The following table provides certain of our financial and operating data for the years ended March 31, 2009, 2008, and 2007.  Mainline and combined data exclude the expenses of Lynx Aviation prior to receiving FAA approval to fly.  The start-up costs excluded were $8.5 million and $3.1 million for the years ended March 31, 2008 and 2007, respectively.  Lynx Aviation began revenue service on December 7, 2007.

	Year Ended March 31,
	2009	2008	2007
Selected Operating Data - Mainline:

Passenger revenue (000s) (1)	$1,131,417	$1,218,242	$1,037,302
Revenue passengers carried (000s)	10,261	10,622	9,140
Revenue passenger miles (RPMs) (000s) (3)	9,342,400	10,175,220	8,532,577
Available seat miles (ASMs) (000s) (4)	11,472,976	12,666,316	11,310,070
Passenger load factor (5)	81.4%	80.3%	75.4%
Break-even load factor (6)	97.4%	81.1%	76.0%
Block hours (7)	237,015	264,468	234,965
Departures	97,868	104,548	97,554
Average seats per departure	132.5	129.2	129.6
Average stage length (miles)	885	938	895
Average length of haul (miles)	910	958	934
Average daily block hour utilization (8)	11.6	12.1	11.9
Passenger yield per RPM (cents) (9)	12.01	11.83	12.05
Total yield per RPM (cents) (10), (11)	12.79	12.45	12.62
Passenger yield per ASM (RASM) (cents) (12)	9.78	9.50	9.09
Total yield per ASM (cents) (13)	10.42	10.00	9.52
Cost per ASM (cents) (CASM)	10.33	9.90	9.46
Fuel expense per ASM (cents)	4.40	3.53	3.03
Cost per ASM excluding fuel (cents) (14)	5.93	6.37	6.43
Average fare (15)	$98.66	$103.71	$102.59
Average aircraft in service	56.0	59.7	54.1
Aircraft in service at end of period	51	62	57
Average age of aircraft at end of period	4.8	3.9	3.2
Average fuel cost per gallon (16)	$3.11	$2.45	$2.12
Fuel gallons consumed (000's)	162,367	182,793	161,616

	Year Ended March 31,
	2009	2008	2007

Selected Operating Data - Lynx Aviation

Passenger revenue (000s) (1)	$76,988	$18,989	–
Revenue passengers carried (000s)	995	234	–
Revenue passenger miles (RPMs) (000s) (3)	347,544	103,196	–
Available seat miles (ASMs) (000s) (4)	575,007	169,721	–
Passenger load factor (5)	60.4%	60.8%	–
Block hours (7)	33,111	8,880	–
Departures	23,785	5,228	–
Average stage length (miles)	327	439	–
Passenger yield per RPM (cents) (9)	22.15	18.40	–
Passenger yield per ASM (cents) (12)	13.39	11.19	–
Cost per ASM (cents) (17)	16.46	15.17	–
Average fare	$77.39	$81.30	–
Aircraft in service at end of period	10	10	–

	Year Ended March 31,
	2009	2008	2007
Selected Operating Data - Regional Partners (2):

Passenger revenue (000s) (1)	$17,465	$113,196	$94,164
Revenue passengers carried (000s)	188	1,135	899
Revenue passenger miles (RPMs) (000s) (3)	135,857	763,415	576,431
Available seat miles (ASMs) (000s) (4)	167,756	1,030,916	799,914
Passenger load factor (5)	81.0%	74.1%	72.1%
Passenger yield per RPM (cents) (9)	12.86	14.83	16.34
Passenger yield per ASM (cents) (12)	10.41	10.98	11.77
Cost per ASM (cents)	15.89	14.18	13.55
Average fare	$92.85	$99.74	$104.72
Aircraft in service at end of period	–	11	9

	Year Ended March 31,
	2009	2008	2007
Selected Operating Data - Combined:

Passenger revenue (000s) (1)	$1,225,870	$1,350,427	$1,131,466
Revenue passengers carried (000s)	11,444	11,991	10,039
Revenue passenger miles (RPMs) (000s) (3)	9,825,801	11,041,831	9,109,008
Available seat miles (ASMs) (000s) (4)	12,215,739	13,866,953	12,109,984
Passenger load factor (5)	80.4%	79.6%	75.2%
Passenger yield per RPM (cents) (9)	12.38	12.10	12.32
Total yield per RPM (cents) (10), (11)	13.12	12.67	12.85
Yield per ASM (cents) (12)	9.96	9.63	9.27
Total yield per ASM (cents) (13)	10.56	10.09	9.67
Cost per ASM (cents)	10.69	10.34	9.76

(1)
“Passenger revenue” includes revenue for reduced rate stand-by passengers, charter revenue, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.  The incremental revenue from passengers connecting from regional flights on our Regional Partners and Lynx Aviation to mainline flights is included in our mainline passenger revenue.

(2)
Regional Partners operating data includes the operations of Republic and Horizon.  In September 2007, we signed a limited-term contract with ExpressJet Airlines, Inc. to operate two to four 50-seat Embraer 145XR jets on behalf of Frontier.  The ExpressJet service started on November 15, 2007 and terminated on December 6, 2007 upon our commencement of Lynx Aviation service.  On January 11, 2007, we signed an agreement with Republic under which Republic would operate up to 17 Embraer 170 aircraft with capacity of 76-seats under our Frontier JetExpress brand.  The service began on March 4, 2007 and replaced our agreement with Horizon, which expired on return of the last aircraft in November 2007.   In September 2003, we signed an agreement with Horizon, under which Horizon operated up to nine 70-seat CRJ 700 aircraft under our Frontier JetExpress brand.  The service began on January 1, 2004 and replaced our codeshare with Mesa Airlines, which terminated on December 31, 2003.  In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), we have concluded that the Horizon and Republic agreements contain leases because the agreements convey the right to use a specific number and specific type of aircraft over a stated period of time.  Therefore, we recorded revenue and expenses related to these agreements on a gross basis.

(3)
“Revenue passenger miles,” or RPMs, are determined by multiplying the number of fare-paying passengers carried by the distance flown.  This represents the number of miles flown by revenue paying passengers.

(4)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.

(5)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.

(6)	“Break-even load factor” is the passenger load factor that will result in operating revenue being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

A reconciliation of the components of the calculation of mainline break-even load factor is as follows:
	Year Ended March 31,
	2009	2008	2007
	(in thousands)
Net loss	$248,190	$60,253	$20,370
Income tax (expense) benefit	(1,819)	101	4,626
Passenger revenue – Mainline	1,131,417	1,218,242	1,037,302
Passenger revenue – Regional Partners	17,465	113,196	94,164
Passenger revenue – Lynx Aviation	76,988	18,989	–
Regional partner expense	(26,650)	(146,211)	(108,355)
Lynx Aviation expenses	(94,639)	(34,196)	(3,139)
Charter revenue	(9,494)	(14,539)	(8,861)
Passenger revenue - mainline (excluding charter ) required to break even	$1,341,458	$1,215,835	$1,036,107

The calculation of the break-even load factor:
	Year Ended March 31,
	2009	2008	2007
Passenger revenue - mainline (excluding charter) ($000s)	$1,341,458	$1,215,835	$1,036,107
Mainline yield per RPM (cents)	12.01	11.83	12.05
Mainline revenue passenger miles (000s) to break even assuming constant yield per RPM	11,169,509	10,277,557	8,598,398
Mainline ASMs (000's)	11,472,976	12,666,316	11,310,070
Mainline break-even load factor	97.4%	81.1%	76.0%

(7)	“Block hours” represent the time between aircraft gate departure and aircraft gate arrival.

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

	Year Ended March 31,
	2009	2008	2007

Passenger revenue - as reported	$1,225,870	$1,350,427	$1,131,466
Less: Passenger revenue – Regional Partners	17,465	113,196	94,164
Less: Passenger revenue – Lynx Aviation	76,988	18,989	–
Passenger revenue - mainline service	1,131,417	1,218,242	1,037,302
Less: charter revenue	9,494	14,539	8,861
Passenger revenue – mainline (excluding charter, Regional Partners and Lynx Aviation)	1,121,923	1,203,703	1,028,441
Add: Passenger revenue – Regional Partners	17,465	113,196	94,164
Add: Passenger revenue – Lynx Aviation	76,988	18,989	–
Passenger revenue, system combined	$1,216,376	$1,335,888	$1,122,605

(11)	“Total yield per RPM” is determined by dividing total revenue by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.

(12)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenue (excluding charter revenue) by available seat miles.

(13)	“Total yield per ASM” is determined by dividing total revenue by available seat miles.

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

(16)
“Average fuel cost per gallon” includes non-cash mark to market gains/(losses) from fuel hedging of $(15.6) million, $1.8 million and $12.8 million for the years ended March 31, 2009, 2008 and 2007, respectively.

(17)
These figures exclude start-up costs from Lynx Aviation.  Excluding start-up costs for Lynx Aviation from CASM during the fiscal years ended March 31, 2008 and 2007 may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission.  We believe the presentation of financial information excluding start-up costs is useful to investors because we believe that including start-up costs would not give the reader of the financial statements information on the operating cost of the business.  Excluding start-up costs facilitates the comparison of results of operations between current and past periods and enables investors to better forecast future trends in our operations.  Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding start-up expenses.  However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statements of operations for the years ended March 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
	(in thousands)
Operating revenue:
Passenger- Mainline	$1,131,417	$1,218,242	$1,037,302
Passenger - Regional Partners	17,465	113,196	94,164
Passenger - Lynx Aviation	76,988	18,989	–
Cargo	6,070	6,091	6,880
Other	57,442	42,463	32,603

Total operating revenues	1,289,382	1,398,981	1,170,949

Operating expenses:
Flight operations	152,986	179,304	161,144
Aircraft fuel	504,336	446,791	343,082
Aircraft lease	106,455	112,856	108,623
Aircraft and traffic servicing	163,178	183,239	166,409
Maintenance	86,021	102,384	87,733
Promotion and sales	92,655	129,625	115,516
General and administrative	51,393	60,713	53,674
Operating expenses - Regional Partners	26,650	146,211	108,355
Operating expenses - Lynx Aviation	94,639	34,196	3,139
Employee separation costs and other charges (reversals)	466	442	(57)
Loss (gains) on sales of assets, net	(8,598)	1,791	(656)
Post-retirement liability curtailment gain	–	(6,361)	–
Depreciation	36,087	43,120	34,689
Total operating expenses	1,306,268	1,434,311	1,181,651

Business interruption insurance proceeds	–	300	868

Operating loss	$(16,886)	$(35,030)	$(9,834)

Small fluctuations in our RASM or CASM can significantly affect operating results because we, like other airlines, have high fixed costs in relation to revenue. Airline operations are highly sensitive to various factors, including the actions of competing airlines and general economic factors, which can adversely affect our liquidity, cash flows and results of operations.

The following table provides our operating revenue and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenue, as rounded, for years ended March 31, 2009, 2008, and 2007.  Regional Partners and Lynx Aviation revenue, expenses and ASMs were excluded from this table to provide comparable amounts to the prior periods presented.

	Year Ended March 31,
	2009	2008	2007
	Revenue/Cost Per	Revenue/Cost Per	Revenue/Cost Per
	ASM	ASM	ASM
	(in cents)
Operating revenue:
Passenger - mainline	9.87	9.62	9.17
Cargo	0.05	0.05	0.06
Other	0.50	0.33	0.29
Total operating revenue	10.42	10.00	9.52

Operating expenses - mainline:
Flight operations	1.33	1.42	1.42
Aircraft lease and engine expense	0.93	0.89	0.96
Aircraft and traffic servicing	1.42	1.45	1.47
Maintenance	0.75	0.81	0.78
Promotion and sales	0.81	1.02	1.02
General and administrative	0.45	0.48	0.48
Loss (gain) on sales of assets, net	(0.07)	0.01	(0.01)
Post-retirement liability curtailment gain	–	(0.05)	–
Depreciation	0.31	0.34	0.31
Total operating expenses, excluding fuel	5.93	6.37	6.43
Aircraft fuel expense	4.40	3.53	3.03
Total mainline operating expenses	10.33	9.90	9.46

Results of Operations – Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

Mainline Operating Revenue

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

Passenger Revenue - Mainline.  Mainline passenger revenue totaled $1.131 billion for the year ended March 31, 2009 compared to $1.218 billion for the year ended March 31, 2008, a decrease of 7.1%.  Mainline passenger revenue includes revenue for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used and revenue recognized from our co-branded credit card agreement.

Revenue from passenger tickets flown generated 89.5% of our mainline passenger revenue and decreased $89.2 million or 8.1% over the prior year.  The decrease in flown ticket sales resulted from a 9.4% decrease in ASMs, or $103.8 million, offset by an increase of 1.1 points in load factor, or $13.6 million, and an increase of 0.1% in our yields from ticket sales, or $1.0 million.   The percentage of revenue generated from other sources compared to total mainline passenger revenue is as follows: administrative fees were 2.7%, revenue recognized for tickets that were not used were 4.5%, charter revenues were 0.8% and revenue from the travel component of our co-branded credit card were 2.1%.  These sources of revenue increased total mainline passenger revenue by $3.2 million as compared to the prior year, an increase of 2.9%.

Other Revenue.  Other revenue, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees totaled $57.4 million and $42.5 million for the years ended March 31, 2009 and March 31, 2008, respectively, an increase of 35.3% and were 4.8% and 3.5% of total mainline operating revenue for the years ended March 31, 2009 and 2008, respectively.  The increase was due to changes in our policies for additional and increased ancillary fees as well as revenue for a new buy-on-board program, offset by a decrease in LiveTV and pay-per-view movies revenue.  Our buy-on-board program offers in-flight snacking options, fresh food and premium drinks.  With the launch of AirFairs in December 2008, the revenue for our buy-on-board program, bag fees and liquor are included in passenger revenue if purchased as part of the bundled ticket price.

Mainline Operating Expenses

Total mainline operating expenses were $1.185 billion and $1.254 billion for the years ended March 31, 2009 and 2008, respectively, a decrease of 5.5%, and represented 99.1% and 99.0% of total mainline revenue, respectively.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits decreased 13.5% to $241.3 million compared to $279.0 million, for the years ended March 31, 2009 and 2008, respectively.  Salaries and wages decreased over the prior comparable period largely as a result of wage concessions ranging from 10.0%-14.5% for most employees that took effect June 1, 2008, and a decrease in the number of full-time equivalent employees. Our full-time equivalent employee count decreased 15.4% from approximately 5,200 at March 31, 2008 to 4,400 at March 31, 2009. Benefits also decreased due to the suspension of our 401 (k) match effective on June 1, 2008, offset by an increase in health insurance expense.

Flight Operations.  Flight operations expenses decreased 14.7% to $153.0 million as compared to $179.3 million, for the year ended March 31, 2009 and 2008, respectively.  Flight operations expenses decreased primarily due to a decrease in mainline block hours from 264,468 for the year ended March 31, 2008 to 237,015 for the year ended March 31, 2009, a decrease of 10.4%.  Flight operations also had reductions in salaries, wages and benefits of $17.2 million.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits decreased 12.3% to $91.7 million compared to $104.5 million, and were 7.7% and 8.3% of total mainline revenue for the year ended March 31, 2009 and 2008, respectively.  We employed approximately 1,400 active mainline pilots and flight attendants at March 31, 2009 as compared to 1,700 at March 31, 2008, a decrease of 17.6%.  In June 2008, the pilots and flight attendants agreed to wage and benefit concessions of 14.5% and 10.0%, respectively.  In December 2008, the pilots ratified an agreement effective through January 2012 in which they agreed to long-term wages concessions effective January 1, 2009.

Aircraft insurance expenses declined by 12.7% and totaled $7.1 million and $8.1 million for the years ended March 31, 2009 and 2008, respectively.  Aircraft insurance expenses were 69¢ and 76¢ per passenger for the years ended March 31, 2009 and 2008, respectively.  Our rates were reduced by almost 18% for the policy that covered January 1, 2008 to December 31, 2008 and were increased by approximately 8% for the policy period January 1, 2009 to December 31, 2009.

Aircraft Fuel. Aircraft fuel expenses represented 42.2% and 35.3% of total mainline revenue for the years ended March 31, 2009 and 2008, respectively.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft (raw fuel expense).  Aircraft fuel expense also includes the impact of our fuel hedging transactions.  Aircraft fuel expenses can be very volatile due to fluctuations in prices and the timing of the settlement of our fuel hedge contracts.  A summary of the activities are as follows (dollars in 000’s):

	Year Ended March 31,
	2009	2008	% Change

Aircraft fuel expense - mainline	$504,336	$446,791	12.9%
Cash (paid) /received from settled hedges	(2,606)	30,740	NM
Total economic fuel expense	501,730	477,531	5.1%
Non-cash mark-to-market gain/(loss) on fuel hedges	(15,576)	1,847	NM
Total raw aircraft fuel expense	$486,154	$479,378	1.4%

Fuel gallons consumed (in 000's)	162,367	182,793	(11.2)%

Aircraft fuel expense per gallon	$3.11	$2.45	26.9%
Aircraft fuel expense per gallon - excluding all hedging	$2.99	$2.62	14.1%

Number of block hours	237,015	264,468	(10.4)%
Gallons per bock hour	685	691	(0.9)%

We continue to focus on reducing our fuel burn rates by increasing awareness of fuel cost management by our crews, implementing systems and processes to optimize fuel tankering, and we have implemented other strategic initiatives including single-engine taxi and the conversion to lighter weight leather seats which was completed in May 2008.

Aircraft and Engine Lease. Aircraft lease expenses totaled $106.5 million and $112.9 million for the years ended March 31, 2009 and 2008, respectively, a decrease of 5.7%.  The decrease in lease expense is due to a decrease in the average number of leased aircraft from 38.0 to 37.2, or 2.1%. We also had decreases in lease rate for our spare engines and seven of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $163.2 million and $183.2 million, for the years ended March 31, 2009 and 2008, respectively, a decrease of 11.0%.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, glycol de-icing expense, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   During the year ended March 31, 2009, our departures decreased to 97,868 from 104,548, a decrease of 6.4%.  Aircraft and traffic servicing expenses were $1,667 per departure for the year ended March 31, 2009 as compared to $1,753 per departure for the year ended March 31, 2008, a decrease of $86 per departure or 4.9%.   Aircraft and traffic servicing also had reductions in salaries, wages and benefits of $6.4 million as well as a reduction in glycol expense of $3.0 million year-over-year.

Maintenance.  Maintenance expenses were $86.0 million and $102.4 million for the years ended March 31, 2009 and 2008, respectively, a decrease of 16.0%.   Maintenance expenses include the costs of all labor, parts and supplies related to the maintenance of the aircraft.  Maintenance cost per block hour was $363 and $387 for the years ended March 31, 2009 and 2008, respectively, a decrease of 6.2%.  Maintenance expenses decreased by $5.8 million as a result of the termination of a service contract we had with GE Engine Services in September 2008, covering the scheduled and unscheduled repair of Airbus engines, since reserve payments were not made during the last two fiscal quarters of the year.  Also, we did not have any unplanned major engine events during the year ended March 31, 2009; however, we had additional expenses of $1.3 million for two unplanned maintenance events during the year ended March 31, 2008.  Maintenance also had reductions in salaries, wages and benefits of $4.2 million.  Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events.

Promotion and Sales.  Promotion and sales expenses totaled $92.7 million and $129.6 million, a decrease of 28.5%, for the years ended March 31, 2009 and 2008, respectively.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions, computer reservations costs and adjustments to our frequent flyer liability. During the year ended March 31, 2009, promotion and sales expenses per mainline passenger decreased to $9.03 from $12.20 for the year ended March 31, 2008.  Promotion and sales expenses decreased per passenger primarily due to a reduction of $13.1 million in our frequent flyer liability as compared to the prior year as well as $7.3 million of reductions in spending on promotions and advertising, reduced expenses related to distribution fees of $3.4 million, $3.1 million reduction in salaries, wages and benefits and $5.7 million in reduced fees associated with our revised LiveTV service agreement.  The reduction in our frequent flyer liability was driven by an increase in our base redemption level from 15,000 to 20,000 miles as well as a reduction in the fuel price per gallon as of March 31, 2008 as compared to March 31, 2009.

General and Administrative.  General and administrative expenses for the years ended March 31, 2009 and 2008 totaled $51.4 million and $60.7 million, respectively, a decrease of 15.4%. General and administrative expenses include the wages and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expense decreased primarily due to a reduction in wages (by a reduction in headcount as well as pay concessions from the remaining employees) and a corresponding decrease in our vacation liability and a reduction of expenses related to consultants.  These were partially offset by an increase in health insurance and worker’s compensation expense.

Depreciation.  Depreciation expenses were $36.1 million and $43.1 million, a decrease of 16.3%, for the years ended March 31, 2009 and 2008, respectively.  The decrease in depreciation expenses is due to the decrease in the average number of owned Airbus aircraft from 21.6 for the year ended March 31, 2008 to 18.9 for the year ended March 31, 2009, or 12.5%, and the completion of our seat replacement program which resulted in accelerated depreciation on our Airbus aircraft seats in the prior comparable period.

Lynx Aviation

Passenger Revenue – Lynx Aviation.  Passenger revenue from flights operated by Lynx Aviation totaled $77.0 million for the year ended March 31, 2009.  Lynx Aviation did not begin revenue service until December 7, 2007.  Passenger revenue from flights operated by Lynx Aviation for the year ended March 31, 2008 was $19.0 million.

Lynx Aviation Expenses. During the year ended March 31, 2009, Lynx Aviation had $94.6 million of expenses related to the service of 995,000 passengers.  These expenses included $26.7 million in aircraft fuel expense, $9.2 million  in aircraft lease expenses, $9.3 million in maintenance expenses, $5.1 million in pilot and flight attendant salaries, $8.2 million in promotion and sales expense, $5.1 million in general and administrative expenses, $5.0 million in depreciation expenses and $26.0 million in flight operations and other allocated expenses.

Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service.  For the year ended March 31, 2008, operating expenses were $34.2 million.

Consolidated Nonoperating Income (Expenses)

Interest Income.  Interest income decreased to $4.1 million from $12.0 million during the year ended March 31, 2009 from the year ended March 31, 2008, a decrease of 66.1%, as a result of a decrease in our average cash position as compared to the prior year and falling short-term interest rates.

Interest Expense.  Interest expense decreased to $29.3 million for the year ended March 31, 2009 from $36.4 million for the year ended March 31, 2008, a decrease of 19.5%.  Subsequent to our filing for bankruptcy under Chapter 11, we stopped accruing interest on our convertible notes.  Had we recorded this interest expense, we would have increased interest expense by $4.5 million during the year ended March 31, 2009.  Debt related to aircraft decreased from $567.3 million as of March 31, 2008 to $379.3 million as of March 31, 2009 with a decrease in the average weighted interest rate from 5.50% to 4.04% as of March 31, 2008 and 2009, respectively.  The decrease in interest expense was primarily related to the reduction of accrued interest on our convertible notes, a 26.7% decrease in the weighted average borrowing rate and the retirement of debt of $153.3 million related to the sale and sale-leaseback of nine aircraft.

Loss on Early Extinguishment of Debt.  During the year ended March 31, 2009 we completed the sale of nine Airbus A319 aircraft and retired debt of $153.5 million.  We also wrote off $1.0 million of related deferred loan fees. Prior to the closing of the five sale-leaseback transactions for Bombardier Q400 aircraft during the year ended March 31, 2008, we had temporary financing for the aircraft which we repaid and wrote off $0.3 million of debt issuance fees.

Reorganization Expense

Reorganization items include such items as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing under Chapter 11.  Reorganization expenses of $202.5 million were recorded during the year ended March 31, 2009 primarily relating to $179.0 million for unsecured claims allowed by the courts, professional fees of $22.4 million, a write-off of a note receivable and a net settlement of $11.8 million and a loss of $4.3 million on a sale-leaseback transaction; which were offset by the gains on the sale of six A319 aircraft of $13.9 million and net gains on contract terminations and settlements of $6.6 million.

Income Tax Expense

We recorded income tax expense of $1.8 million during the year ended March 31, 2009.  Tax gains on the sales of aircraft resulted in taxable income for the year ending March 31, 2009.  Under alternative minimum tax regulations, we can only offset 90% of our taxable income with net operating loss carryforwards.  The remaining 10% is subject to alternative minimum tax.  Although we are entitled to an AMT credit against future income taxes, we recorded a valuation allowance against this credit since it was more likely than not that this tax credit will not be realized.

  We have a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing taxable temporary differences as of March 31, 2009 and 2008, accordingly, deferred tax expense is zero during the fiscal year ended March 31, 2009.  During the year ended March 31, 2009, we increased our valuation allowance by $84.7 million against deferred tax assets since it was more likely than not that these tax benefits were not going to be realized due to lack of taxable income in these jurisdictions before those net operating loss carryforwards expire and concerns about our ability to continue as a going concern.

We recorded an income tax benefit of $0.1 million during the year ended March 31, 2008, comprised of current state refunds.

Results of Operations – Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Mainline Revenue

Passenger Revenue - Mainline.  Mainline passenger revenue totaled $1.218 billion for the year ended March 31, 2008 compared to $1.037 billion for the year ended March 31, 2007, an increase of 17.4%.  Mainline passenger revenue includes revenue for reduced rate stand-by passengers, charter revenue, administrative fees, revenue recognized for tickets that are not used within one year from their issue dates and revenue recognized from our co-branded credit card agreement.

Revenue from passenger tickets flown generated 90.4% of our mainline passenger revenue and increased $163.9 million or 17.5% over the prior year.  The increase in flown ticket sales resulted from a 12.0% increase in ASMs, or $112.4 million, an increase of 4.9 points in load factor, or $68.1 million, offset by a decrease of 1.5% in our yields from ticket sales, or $16.6 million.   The percentage of revenue generated from other sources compared to total mainline passenger revenue is as follows: Administrative fees were 2.8%, revenue recognized for tickets that were not used within one year from issuance were 3.1%, charter revenues were 1.2% and revenue from the travel component of our co-branded credit card were 2.0%.  These sources of revenue increased total mainline passenger revenue by $23.5 million as compared to the prior year, an increase of 26.6%. This increase is primarily due to our 16.2% increase in passengers and the increased usage of our co-branded credit card.

Other Revenue.  Other revenue, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies and excess baggage fees totaled $42.5 million and $32.6 million for the years ended March 31, 2008 and March 31, 2007, respectively, an increase of 30.2%.  The increase in other revenue was primarily due to the increase in the revenue earned from carrying excess baggage, ground handling services provided to other carriers, and the marketing component of our co-branded credit card agreement and other partnership agreements.

Mainline Operating Expenses

Total mainline operating expenses were $1.254 billion and $1.070 billion for the years ended March 31, 2008 and 2007, respectively, an increase of 17.2%.

Salaries, Wages and Benefits.  Salaries, wages and benefits increased 13.5% to $279.0 million compared to $245.8 million, for the years ended March 31, 2008 and 2007, respectively.  Salaries, wages and benefits increased over the prior comparable period largely as a result of an increase in the number of full-time equivalent employees to support the capacity growth. Our full-time equivalent employee count increased 8.3% from approximately 4,800 at March 31, 2007 to 5,200 at March 31, 2008. The increase in employees and related salaries, wages and benefits supported the 12.0% increase in mainline capacity.

Flight Operations.  Flight operations expenses increased 11.3% to $179.3 million as compared to $161.1 million, for the year ended March 31, 2008 and 2007, respectively.  Flight operations expenses increased due to an increase in mainline block hours from 234,965 for the year ended March 31, 2007 to 264,468 for the year ended March 31, 2008, an increase of 12.6%.

Pilot and flight attendant salaries before payroll taxes and benefits increased 10.1% to $104.5 million compared to $95.0 million.  We employed approximately 1,707 active mainline pilots and flight attendants at March 31, 2008 as compared to 1,586 at March 31, 2007, an increase of 7.6%.

Aircraft insurance expenses totaled $8.1 million and $9.8 million for the years ended March 31, 2008 and 2007, respectively.  Aircraft insurance expenses were 76¢ and $1.07 per passenger for the years ended March 31, 2008 and 2007, respectively.  Our aircraft hull and liability coverage renewed on January 1, 2006 to December 31, 2006 at rates that were reduced by 9.9%.  Our rates were further reduced by 33.4% for the policy that covered January 1, 2007 to December 31, 2007.  Our rates were further reduced by almost 18% for the policy that covered January 1, 2008 to December 31, 2008.

Aircraft Fuel. Aircraft fuel expenses represented 35.3% and 31.9% of total mainline revenues for the years ended March 31, 2008 and 2007, respectively.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft (raw fuel expense).  Aircraft fuel expense also includes the impact of our fuel hedging transactions.  Aircraft fuel expenses can be very volatile due to fluctuations in prices and the timing of the settlement of our fuel hedge contracts.  A summary of the activities are as follows:

	Year Ended March 31,
	2008	2007	% Change

Aircraft fuel expense – mainline	446,791	343,082	30.2%
Cash (paid) /received from settled hedges	30,740	(3,925)	NM
Total economic fuel expense	477,531	339,157	40.8%
Gain/(loss) in fair value of hedges not yet settled	1,847	12,753	(85.5)%
Total raw aircraft fuel expense	479,378	351,910	36.2%

Fuel gallons consumed (in 000's)	182,793	161,616	13.1%

Aircraft fuel expense per gallon - GAAP	$2.45	$2.12	15.6%
Aircraft fuel expense per gallon - excluding all hedging	$2.62	$2.18	20.2%

Number of block hours	264,468	234,965	12.6%
Gallons per bock hour	691	688	0.4%

Aircraft and Engine Lease. Aircraft lease expenses totaled $112.9 million and $108.6 million for the years ended March 31, 2008 and 2007, respectively, an increase of 3.9%.  The increase in lease expense is due to an increase in the average number of leased aircraft from 36.7 to 38.0, or 3.5%.

Aircraft and Traffic Servicing.  Aircraft and traffic servicing expenses were $183.2 million and $166.4 million, for the years ended March 31, 2008 and 2007, respectively, an increase of 10.1%.  During the year ended March 31, 2008, our departures increased to 104,548 from 97,554, an increase of 7.2%.  Aircraft and traffic servicing expenses were $1,753 per departure for the year ended March 31, 2008 as compared to $1,706 per departure for the year ended March 31, 2007, an increase of $47 per departure or 2.8%.   This increase was primarily due to rent increases for the additional six gates at DIA and $2.7 million of additional glycol expenses incurred during the year ended March 31, 2008.

Maintenance.  Maintenance expenses of $102.4 million and $87.7 million for the years ended March 31, 2008 and 2007, and increased by 16.7%.   Maintenance cost per block hour was $387 and $373 for the years ended March 31, 2008 and 2007, respectively, an increase of 3.8%.  During the year ended March 31, 2008, our engine maintenance reserve payments increased by $4.4 million due to an increase in our rates under the applicable lease and also due to two major unscheduled maintenance events that were not covered by maintenance agreements which increased maintenance expenses by $1.3 million.  Maintenance expenses will increase as the average age of our aircraft increases and our aircraft require more scheduled maintenance events. The average age of our aircraft was 3.9 years as of March 31, 2008 as compared to 3.2 as of March 31, 2007.

Promotion and Sales.  Promotion and sales expenses totaled $129.6 million and $115.5 million, an increase of 12.2%, for the years ended March 31, 2008 and 2007, respectively.  During the year ended March 31, 2008, promotion and sales expenses per mainline passenger decreased to $12.20 from $12.64 for the year ended March 31, 2007.  Promotion and sales expenses decreased per passenger primarily due to a reduction in spending on promotions and advertising.

General and Administrative.  General and administrative expenses for the years ended March 31, 2008 and 2007 totaled $60.7 million and $53.7 million, respectively, an increase of 13.1%. General and administrative expenses increased primarily due to general wage rate increases, expenses due to changes in management, an increase in our vacation liability, offset by a decrease in our workers compensation expense as compared to the same period last year.

Depreciation.  Depreciation expenses were $43.1 million and $34.7 million, an increase of 24.3%, for the years ended March 31, 2008 and 2007, respectively.  The increase in depreciation is primarily due to an increase in the average number of purchased aircraft in service to 21.6 during the year ended March 31, 2008 as compared to 17.7 purchased aircraft in service for the year ended March 31, 2007, an increase of 22.0%.  The increase in depreciation expense is also due to a project to replace our Airbus seats with new lighter weight leather seats, which resulted in accelerated depreciation of $3.3 million on the replaced Airbus aircraft seats. This project was completed in May 2008. The increase is also due to investments in rotable aircraft components, aircraft improvements and ground equipment to support the 12.0% increase in our capacity during the year ended March 31, 2008.

Post-Retirement Liability Curtailment Gain.  In December 2007, the Fair Treatment for Experienced Pilots Act (the “Pilots Act”), was enacted.  This act increased the retirement age for commercial pilots to 65 from 60.  Pilots that have not reached age 60 will now be allowed to work for five more years, provided they pass regular medical and piloting exams.  Pursuant to our collective bargaining agreement with our pilots, if pilots are forced to retire due to FAA requirements, the retired pilots and their dependents could retain medical benefits under the terms and conditions of the Health and Welfare Plan for Employees of Frontier Airlines, Inc. until age 65.  However, as a result of the Pilots Act, this retirement health benefit is no longer required.  It is only required for pilots who reached mandatory retirement age prior to the effective date of the Pilots Act. As such, we recorded a one-time post-retirement liability curtailment gain of $6.4 million to reflect the impact of the Pilots Act, which was the reduction in post-retirement liability for pilots who had not yet attained the age of 60.

Business Interruption Insurance Proceeds.  During the year ended March 31, 2008, we recorded insurance proceeds of $0.3 million as a result of final settlements of business interruption claims. During the year ended March 31, 2007 we recorded insurance proceeds of $0.9 million as a result of final settlements of business interruption claims that covered lost profits when our service to Cancun, Mexico and New Orleans, Louisiana was disrupted by hurricanes during the fiscal year ended March 31, 2006.

Consolidated Nonoperating Income (Expenses).

Interest Income.  Interest income decreased to $12.0 million from $15.0 million during the year ended March 31, 2008 from the year ended March 31, 2007, a decrease of 19.6%, as a result of a decrease in our average cash position as compared to the prior year.

Interest Expense.  Interest expense increased to $36.4 million for the year ended March 31, 2008 from $29.9 million for the year ended March 31, 2007, an increase of 26.1%. Debt related to aircraft increased from $386.8 million as of March 31, 2007 to $567.3 million as of March 31, 2008 with a decrease in the average weighted interest rate from 7.15% to 5.50% as of March 31, 2007 and 2008, respectively.  The increase in interest expense was due to additional debt for the increase in the average number of owned aircraft during the year from 17.7 to 21.6, offset by a 23.1% decrease in the weighted average borrowing rate.

Income Tax Benefit.

We recorded an income tax benefit of $101,000 during the year ended March 31, 2008, comprised of current state refunds.  We recorded an income tax benefit of $4.6 million during the year ended March 31, 2007, which includes a valuation allowance of $4.0 million which resulted in an effective tax rate of 18.5%.

Loss on Early Extinguishment of Debt.  Prior to the closing of the five sale-leaseback transactions for Bombardier Q400 aircraft during the year ended March 31, 2008, we had temporary financing for the aircraft which we repaid and wrote off $0.3 million of debt issuance fees.

Regional Partners

Passenger Revenue – Regional Partner.  Regional Partner revenue totaled $113.2 million for the year ended March 31, 2008 and $94.1 million for the year ended March 31, 2007, a 20.2% increase.  The increase in revenue is due to a 26.3% increase in passengers offset by a decrease in the average fare to $99.74 from $ 104.72, a decrease of 4.8%.  The decrease in average fare is largely due to the increase in connecting traffic over the year ended March 31, 2007, which results in a lower fare than local traffic.

Operating Expenses – Regional Partner.  Regional partner expense for the year ended March 31, 2008 and 2007 totaled $146.2 million and $108.4 million, respectively, a 34.9% increase, and were 129.2% and  115.1% of total regional partner revenue, respectively.  The increase in Regional Partner expenses as compared to revenue was primarily related to the transition of our regional jet service from Horizon to Republic, which caused both airlines to operate with a sub-optimal number of aircraft during the year and an increase in fuel costs to $51.8 million for the year ended March 31, 2008 as compared to $33.2 million during the same period in the prior year.

Lynx Aviation

Passenger Revenue – Lynx Aviation.  Passenger revenue from flights operated by Lynx Aviation after obtaining its operating certificate on December 6, 2007 totaled $19.0 million, for the year ended March 31, 2008.

Lynx Aviation Expenses. Lynx Aviation was in the start-up phase of operations until December 7, 2007 when it began revenue service.  For the year ended March 31, 2008, operating expenses were $34.2 million.  Due to the start-up activities during the year ended March 31, 2008, the fleet was flown in sub-optimal routes, additional crew were required for training and Lynx Aviation had low completion factors.

During the year ended March 31, 2008, Lynx Aviation incurred $8.5 million of start-up expense related to flight operation expenses primarily related to pilot salaries and training, maintenance expenses related to salaries and wages for material specialists personnel, line maintenance performed on aircraft and training for our Lynx Aviation mechanics and general and administrative costs primarily related to costs of constructing our internal manual and procedures to FAA standards and the FAA certification process.  After obtaining an operating certificate in December 2007, additional direct and allocated costs of $25.7 million were incurred related to 5,228 departures.

During the year ended March 31, 2007, Lynx Aviation incurred $3.1 million of start-up costs primarily related to consulting and legal expenses incurred in conjunction with signing the purchase agreement with Bombardier, Inc. for Q400 aircraft and the formation of the subsidiary.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters outside the ordinary course of our business and uncertainty as to relationships with vendors, suppliers, customers and others with which we may conduct or seek to conduct business.  See Item 1A “Risk Factors” for further information on our liquidity risk.  If our efforts to raise cash and improve liquidity are not successful, we could be forced to discontinue our operations.

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  Our liquidity will continue to be impacted by historically high and extremely volatile prices for fuel, which ranged from a monthly average of $1.45 to $4.22 per gallon during the year ended March 31, 2009 and as of May 18, 2009 was $1.67 per gallon.   During the year ended March 31, 2009, we closed on the sale of nine Airbus A319 aircraft, for proceeds of $253.3 million. This resulted in retirement of debt of $153.5 million related to the mortgages on the sold aircraft.

We had cash and cash equivalents of $71.8 million and $120.8 million at March 31, 2009 and March 31, 2008, respectively.  At March 31, 2009, total current assets were $280.0 million versus $293.0 million of total current liabilities, resulting in a working capital deficit of $13.0 million.  At March 31, 2008, total current assets were $306.3 million versus $449.4 million of total current liabilities, resulting in a working capital deficit of $143.1 million.  The improvement in working capital is due to the reclassification of pre-petition liabilities and the current portion of long-term debt to long-term liabilities under the financial statement caption “Liabilities subject to compromise.”  Working capital deficits are customary for airlines since air traffic liability is classified as a currently liability.  Our air traffic liability decreased by $80.9 million, which further added to our year-over-year working capital increase.

Operating Activities.  Cash used by operating activities for the year ended March 31, 2009 was $135.0 million as compared to cash provided by operating activities of $30.7 million for the year ended March 31, 2008, a decrease of $165.7 million.  The decrease in cash from operating activities was due to an increase in our net loss of $187.9 million, an increase in restricted cash for holdbacks of $60.4 million, an $80.9 million decrease in our air traffic liability and a reduction of $33.3 million in proceeds received on fuel hedge contracts. Cash used by operating activities was also negatively impacted by a net $12.4 million of cash used for reorganization activities.

Investing Activities.  Cash provided by investing activities for the year ended March 31, 2009 was $249.3 million.  Cash provided by the sale of nine Airbus A319 aircraft was $253.3 million.  Cash received from the return of purchase deposits was $11.5 million.  Capital expenditures were $18.6 million for the year ended March 31, 2009 which included rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $6.4 million. We also received proceeds of $0.6 million during the year ended March 31, 2009 primarily from the sale of aircraft parts that were held for sale.

Cash used in investing activities for the year ended March 31, 2008 was $294.5 million.  Capital expenditures were $350.8 million for the year ended March 31, 2008, which included the purchase of three Airbus A318 aircraft, two Airbus A320 aircraft and ten Bombardier Q400 aircraft, new leather seat sets for 53 aircraft, the purchase of LiveTV equipment, rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment.  Aircraft lease and purchase deposits made for aircraft deliveries during the period were $28.3 million.  We also received $92.5 million during the year ended March 31, 2008 primarily from the sale of five of the 10 newly acquired Bombardier Q400 aircraft in sale-leaseback transactions.

Financing Activities.  Cash used by financing activities for the year ended March 31, 2009 was $163.3 million.  During the year ended March 31, 2009, we retired debt of $153.5 million related to the mortgages of the nine sold Airbus A319 aircraft.  We also paid $34.5 million in principal payments on our owned aircraft, which included additional principal payments of $4.7 million made from the proceeds on two aircraft sales, and we paid $2.2 million in financing fees.  We also paid $3.1 million in principal payments on short-term borrowing used to finance pre-delivery payments on our Airbus aircraft.  On August 8, 2008, the DIP Credit Agreement was funded in the amount of $30.0 million, net of $2.1 million in fees.

Cash received from financing activities for the year ended March 31, 2008 was $181.7 million.  During the year ended March 31, 2008, we borrowed $297.5 million for the purchase of three Airbus A318, two Airbus A320 and 10 Bombardier Q400 aircraft.  These were offset by payments of $80.2 million related to the retirement of five loans for Bombardier Q400 sold in sale-leaseback transactions, debt principal payments of $33.8 million and $2.6 million in financing fees.

Other Items That Impact Our Liquidity

We continue to assess our liquidity position in light of recent record high fuel prices that could reoccur, significant legal, professional and other fees and expenses associated with our Chapter 11 bankruptcy proceedings, our aircraft purchase commitments and other capital requirements, the economy, competition, and other uncertainties surrounding the airline industry. For further information on our financing plans, activities and commitments, see “Commercial Commitments and Off Balance Sheet Arrangements” below.

As of March 31, 2009, we have remaining firm purchase commitments for eight additional aircraft from Airbus that have scheduled delivery dates beginning in February 2011 and continuing through November 2012 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in December 2009. Also, as of March 31, 2009, we have two firm purchase commitments for Bombardier aircraft that have scheduled delivery dates of July 2009 and February 2010.

We have options to purchase ten Bombardier aircraft, the last of which expires in July 2010, subject to additional extension rights.  In July 2008 Lynx Aviation exercised its option on the first of the ten additional aircraft with a planned delivery date in July 2009. In January 2009 Lynx Aviation exercised its option on the second of the remaining ten additional aircraft with a planned delivery date in February 2010. When taking into account the exercised options as well as those options we have elected not to exercise, we have five options remaining.

We currently have no financing for the remaining aircraft options that we have exercised.  To complete the purchase of the eight Airbus aircraft and two Bombardier aircraft scheduled for delivery starting in July 2009, we must secure additional aircraft financing totaling approximately $314.0 million, assuming bank financing would be used for these remaining aircraft.    The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms, especially due to our Chapter 11 status and the current weak credit market. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of March 31, 2009, we had made pre-delivery payments on future aircraft deliveries totaling $6.5 million which relate to aircraft for which we have not secured financing.

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  We also provide letters of credit for our workers’ compensation insurance.  As of March 31, 2009, we had outstanding letters of credit, bonds and cash security deposits totaling $19.5 million, $2.0 million and $25.4 million, respectively.

We also have an agreement with a financial institution under which we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility.  As of March 31, 2009, we had letters of credit issued of $12.1 million and cash draws of $3.0 million under this agreement which is due on July 21, 2009.  In May 2009 the Company filed a motion to approve an amendment to this agreement for an extension on two letters of credit in the amounts of $4.5 million and $1.5 million to September 30, 2009 and June 7, 2010, respectively.  As a result of the Chapter 11 filing, we cannot borrow additional amounts under this facility.

In July 2005 we entered into an agreement (subsequently amended) with another financial institution for a $5.8 million revolving line of credit that permits us to issue letters of credit.  As of March 31, 2009, we have utilized $4.2 million under this agreement for standby letters of credit that provide credit support for certain facility leases.  We also entered into a separate agreement with this financial institution under which we have a letter of credit fully cash collateralized of $2.8 million.  In June 2008, we entered into a stipulation with the financial institution, which was approved by the Bankruptcy Court, and which resulted in the financial institution releasing its liens on our working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  We fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued. The total $7.6 million in cash collateral as of March 31, 2009 was classified as restricted cash and investments on our consolidated balance sheet.

We have a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions.  As of March 31, 2009 that amount totaled $109.8 million.  In June 2008, we reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback had been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008.  Beginning October 1, 2008, the court-approved stipulation allows the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization at some point in the future.  In addition, a second credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $18.7 million at March 31, 2009.  As of May 21, 2009, the amount of holdback with these companies was increased to a combined $143.4 million.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as working capital ratio and percentage of debt to debt plus equity.  After our Chapter 11 filing, we signed an addendum to this agreement under which we agreed to a standing reserve that will not exceed the average of one week’s cash sales processed by ARC.  As of March 31, 2009, the amount of holdback obtained by ARC classified as restricted cash and investments on our consolidated balance sheet was $0.7 million, which has been reduced to $0.5 million as of May 18, 2009.

Hedging Transactions

Our fuel hedge contracts have comprised of swap, collar and call agreements.  Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity.  If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price and a floor price.  When the hedged product’s index price is above the cap, we receive the difference between the index and the cap.  When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required.  Under a call agreement, we have the right to buy a certain quantity of fuel from the writer of the option, at a specified price (the strike price) up to a specified date (the expiration date).  These fuel hedges have been designated as trading instruments, as such realized and mark to market adjustments are included in aircraft fuel expense.  Our results of operations for the year ended March 31, 2009 and 2008 include non-cash mark to market derivative losses of $15.6 million and gains of $1.8 million, respectively.  Cash settlements for fuel derivatives contracts for the year ended March 31, 2009 and 2008 were payments of $2.6 million and receipts of $30.7 million, respectively.  As of March 31, 2009, we had no open hedging contracts.

We entered into the following call agreements subsequent to March 31, 2009 for our fiscal second and third quarters of 2010:

Date	Product	Notional volume * (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases

April 7, 2009	Gulf Coast Jet A	60,000	August 1, 2009 – December 31, 2009	$1.78/gallon	20%

April 27, 2009	Gulf Coast Jet A	30,000	August 1, 2009 – December 31, 2009	$1.67/gallon	10%

*One barrel is equal to 42 gallons.

Maintenance Contracts

Effective January 1, 2003, we entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of our aircraft engines used on most of our Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  This agreement precluded us from using another third party for such services during the term.  For owned aircraft, this agreement required monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  In August 2008, as part of our Chapter 11 reorganization process, both parties mutually agreed to terminate this agreement, which resulted in a gain of approximately $5.8 million for reserve payments not yet utilized, less certain fees. The costs under this agreement for our purchased aircraft for the years ended March 31, 2009 and 2008 were approximately $4.5 million and $9.9 million, respectively. Engine maintenance expenses will no longer be covered by a maintenance cost per hour contract and will be expensed when incurred.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of March 31, 2009, approximately $484.5 million principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $21.2 million principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Represented Employees

The Transportation Workers Union (“TWU”) ratified a long-term labor agreement on October 31, 2008, which was also approved by the Bankruptcy Court. The agreement will extend certain earlier agreed upon wage and benefit concessions.

On October 31, 2008, the Bankruptcy Court granted us relief we requested regarding two of our collective bargaining agreements with the International Brotherhood of Teamsters (“IBT”). The Bankruptcy Court granted our request for wage concessions from the IBT and adopted our proposed heavy maintenance plan. Our plan allows us to furlough our heavy maintenance workers during periods during which we do not require heavy maintenance work and recall these workers during periods when we have work available.  The IBT subsequently filed an appeal of the Bankruptcy Court’s order as well as a motion for a stay pending appeal with the United States District Court for the Southern District of New York (the “District Court”).  Both motions are fully briefed and remain pending before the District Court.  In December 2008 our aircraft appearance agents and maintenance cleaners represented by the IBT ratified a long-term labor agreement with Frontier Airlines.  The agreement will provide us with wage concessions through December 12, 2012.

In December 2008 the members of the Frontier Airline Pilots Association (“FAPA”) ratified an agreement effective through March 2012 in which they agreed to long-term wage concessions starting at 10% effective January 1, 2009.  FAPA represents more than 600 pilots at Frontier Airlines.

On November 6, 2008, the Association of Flight Attendants-CWA (“AFA-CWA”) filed a petition with the National Mediation Board to hold a representational election on behalf of 98 Lynx Aviation flight attendants. In order to file for the election, the AFA-CWA had to collect the required signature cards from 35% of Lynx Aviation flight attendants.  In order to successfully unionize, more than 50% of Lynx Aviation flight attendants had to vote to join the AFA-CWA.  In January 2009, Lynx Aviation flight attendants voted to be represented by the AFA-CWA.  Lynx Aviation is currently in the process of negotiating a labor agreement with the fight attendants.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  As a result of the Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty.  A plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities as a consequence of confirmation of a plan of reorganization.

Our consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings except for unsecured claims allowed by the court reflected in our financial statements as discussed in Note 3 “Reorganization Expenses”.   In particular, the consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made to our business.

In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements.  SOP 90-7 requires that our financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with our temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at March 31, 2009 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Accounting for Long-Lived Assets.

We record property and equipment at cost and depreciate these assets on a straight-line basis to their estimated residual values over their respective estimated useful lives. Residual values for aircraft are at 25% of residual value and aircraft spare parts are at 10% of cost. We also capitalize certain internal and external costs incurred to develop internal-use software.

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

As of March 31, 2009 and 2008, we estimated that approximately 328,000 and 472,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns® members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold as of March 31, 2009 and 15,000-mile free round-trip domestic ticket award threshold as of March 31, 2008.  As of March 31, 2009 and 2008, we had recorded a liability of approximately $2.7 million and $10.1 million, respectively, for these rewards.  The reduction in the value of the liability is also impacted by the then current monthly fuel costs, which reduced by 46.8% year-over-year.

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

We account for all fees received under the co-branded credit card program by allocating the fees between the portion that represents the estimated value of the subsequent travel award to be provided, and the portion which represents a marketing fee to cover marketing and other related costs to administer the program.  This latter portion (referred to as the marketing component) represents the residual after determining the value of the travel component.  The component representing travel is determined by reference to an equivalent average restricted fare for that month, which is used as a proxy for the value of travel of a frequent flyer mileage award. The travel component is deferred and recognized as revenue over the estimated usage period of the frequent flyer mileage awards of 20 to 22 months.  We have estimated the period over which the frequent flier mileage awards will be used based on the history of usage of the frequent flier mileage awards.  We record the marketing component of the revenue earned under this agreement in other revenue in the month received.

For the year ended March 31, 2009, we received total fees of $39.6 million.  Of that amount, $23.0 million was deferred as the travel award component, with the remaining marketing component of $16.6 million recognized as other revenue. For the year ended March 31, 2008, we received total fees of $44.4 million.  Of that amount, $25.5 million was deferred as the travel award component, with the remaining marketing component of $18.8 million recognized as other revenue.  For the year ended March 31, 2007, we received total fees of $36.9 million.  Of that amount, $25.2 million was deferred as the travel award component, and the remaining marketing component of $11.7 million was recognized as other revenue.  Amortization of deferred revenue recognized in earnings during the years ended March 31, 2009, 2008 and 2007 was $23.3 million, $24.8 million and $20.2 million, respectively.

Income Taxes

We account for income taxes using the asset and liability method.  Under that method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities and net operating losses (“NOLs”) and tax credit carryforwards.  A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized.

During the year ended March 31, 2009, we increased our valuation allowance for deferred tax assets by $84.7 million.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We have a valuation allowance for all deferred tax assets that are not realizable through the reversal of existing taxable temporary differences since it is more likely that not that these benefits would not be realized due to concerns about our ability to continue as a going concern.  The NOLs that have been generated are due in large part to the accelerated depreciation over a shorter useful life for tax purposes.   Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 proceedings.

Self-Insurance

We are self insured for the majority of our group health insurance costs, subject to specific retention levels.  We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.  Our self-insurance healthcare liability represents our estimate of claims that have been incurred but not reported as of March 31, 2009.  This liability, which totaled $1.5 million at March 31, 2009, was estimated based on our claims experience.  We determine the actual average claims cost per employee and the number of days between the incurrence of a claim and the date it is paid.  The estimate of our liability for employee healthcare represents our estimate of unreported claims with an increase in claims based on trend factors.

We are also self-insured for the majority of our workers’ compensation expenses.  Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed basis, up to a maximum amount, based on reserves for these claims that are established by a third-party administrator.  The liability at March 31, 2009 totaled $6.8 million.

While we believe that the estimate of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of healthcare and workers compensation expenses we have recorded.

New Accounting Standards Not Yet Adopted

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on its consolidated financial statements.

In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet determined the impact of adopting FSP APB 14-1 on our consolidated financial statements.

In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of EITF 03-6-1. We have not yet determined the impact of adopting  EITF 03-6-1 on our consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

Our consolidated financial statements are filed as a part of this report immediately following the signature page.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A:  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 21 – List of Subsidiaries:

21.1*	List of Subsidiaries

Exhibit 23 – Consents of Experts:

23.1*	Consent of KPMG LLP.

Exhibit 31 – Certifications:

31.1*	Section 302 certification of President and Chief Executive Officer, Sean E. Menke.

31.2*	Section 302 certification of Senior Vice President and Chief Financial Officer, Edward M. Christie, III.

Exhibit 32 – Certifications:

32.1**	Section 906 certifications of President and Chief Executive Officer, Sean E. Menke

32.2**	Section 906 certifications of Senior Vice President and Chief Financial Officer, Edward M. Christie, III

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER AIRLINES HOLDINGS, INC.

Date: May 26, 2009	By: /s/ Sean E. Menke
Sean E. Menke, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FRONTIER AIRLINES HOLDINGS, INC.

Date: May 26, 2009	By:	/s/ Edward M. Christie, III
Edward Christie III, Senior Vice President and Chief Financial Officer

Date: May 26, 2009	By:	/s/ Heather R. Iden
Heather R. Iden, Vice President Controller

Date: May 26, 2009	By: /s/ D. Dale Browning
D. Dale Browning, Director

Date: May 26, 2009	By: /s/ Rita M. Cuddihy
Rita M. Cuddihy, Director

Date: May 26, 2009	By: /s/ Paul Stephen Dempsey
Paul Stephen Dempsey, Director

Date: May 26, 2009	By: /s/ Patricia A. Engels
Patricia A. Engels, Director

Date: May 26, 2009	By: /s/ B. LaRae Orullian
B. LaRae Orullian, Director

Date: May 26, 2009	By: /s/ Jeffery S. Potter
Jeffery S. Potter, Director

Date: May 26, 2009	By: /s/ Robert D. Taylor
Robert D. Taylor, Director

Date: May 26, 2009	By: /s/ James B. Upchurch
James B. Upchurch, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frontier Airlines Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Frontier Airlines Holdings, Inc. and subsidiaries (Debtors-In-Possession as of April 10, 2008) (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Airlines Holdings, Inc. and subsidiaries (Debtors-In-Possession as of April 10, 2008) as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective April 1, 2007.

KPMG LLP

Denver, Colorado
May 26, 2009

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Balance Sheets
March 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$71,793	$120,837
Investment securities	–	8,501
Restricted cash and investments (note 2)	134,359	74,119
Receivables, net of allowance for doubtful accounts of $1,380 and $400 at March 31, 2009 and March 31, 2008, respectively	40,469	57,687
Prepaid expenses and other assets	20,233	26,428
Inventories, net of allowance of $534 and $490 at March 31, 2009 and March 31, 2008, respectively	12,464	17,451
Assets held for sale (note 6)	704	1,263
Total current assets	280,022	306,286

Property and equipment, net (note 7)	610,434	870,444
Security and other deposits	25,420	25,123
Aircraft pre-delivery payments	6,466	12,738
Restricted cash and investments	2,987	2,845
Deferred loan fees and other assets	4,270	32,535
TOTAL ASSETS	$929,599	$1,249,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$44,890	$79,732
Air traffic liability	145,156	226,017
Other accrued expenses (note 8)	54,227	84,058
Current portion of long-term debt (note 10)	–	38,232
Short-term borrowings	3,000	3,139
Debtor-in-possession loan (note 10)	30,000	–
Deferred revenue and other liabilities (note 9)	15,759	18,189
Total current liabilities not subject to compromise	293,032	449,367
Long-term debt related to aircraft notes (note 10)	–	532,086
Convertible notes (note 10)	–	92,000
Deferred revenue and other liabilities (note 9)	18,833	24,399
Other note payable (note 10)	3,000	–
Total liabilities not subject to compromise	314,865	1,097,852
Liabilities subject to compromise (note 4)	708,661	–
Total liabilities	$1,023,526	$1,097,852

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, authorized 1,000,000 shares; none issued	–	–
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,945,744 and 36,945,744 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	37	37
Additional paid-in capital	197,102	195,874
Unearned ESOP shares	–	(616)
Accumulated other comprehensive loss, net of tax	–	(299)
Retained deficit	(291,066)	(42,877)
Total stockholders' equity (deficit)	(93,927)	152,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$929,599	$1,249,971

See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Operations
Years Ended March 31, 2009, 2008 and 2007
(In thousands, except per share amounts)

	2009	2008	2007
OPERATING REVENUES
Passenger	$1,225,870	$1,350,427	$1,131,466
Cargo	6,070	6,091	6,880
Other	57,442	42,463	32,603

Total revenues	1,289,382	1,398,981	1,170,949

OPERATING EXPENSES
Flight operations	165,137	186,120	161,544
Aircraft fuel	531,060	454,822	343,082
Aircraft lease	115,650	116,099	108,623
Aircraft and traffic servicing	182,255	188,245	166,525
Maintenance	95,273	106,166	87,978
Promotion and sales	100,864	131,645	115,536
General and administrative	56,470	64,490	56,019
Operating expenses - regional partners	26,650	146,211	108,355
Post-retirement liability curtailment gain	–	(6,361)	–
Employee separation and exit costs (reversals)	466	442	(57)
Loss (gain) on sales of assets, net	(8,598)	1,791	(656)
Depreciation	41,041	44,641	34,702

Total operating expenses	1,306,268	1,434,311	1,181,651

Business interruption insurance proceeds (note 17)	–	300	868

OPERATING LOSS	(16,886)	(35,030)	(9,834)

NONOPERATING INCOME (EXPENSE)
Interest income	4,081	12,048	14,982
Interest expense (contractual interest expense was $33,813 for 2009) (Note 10)	(29,327)	(36,444)	(29,899)
Loss on early extinguishment of debt	(990)	(283)	–
Other, net	(753)	(645)	(245)

Total nonoperating income (expense), net	(26,989)	(25,324)	(15,162)

LOSS BEFORE REORGANIZATION ITEMS AND TAXES	(43,875)	(60,354)	(24,996)

Reorganization expense (note 3)	202,495	–	–

Loss before income taxes	(246,370)	(60,354)	(24,996)

Income tax expense (benefit) (note 12)	1,819	(101)	(4,626)

NET LOSS	$(248,189)	$(60,253)	$(20,370)

LOSS PER SHARE
Basic and diluted (note 16)	$(6.72)	$(1.64)	$(0.56)

Weighted average shares of common stock outstanding:
Basic and diluted	36,946	36,662	36,608

See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income (Loss)
Years Ended March 31, 2009, 2008 and 2007
(In thousands, except shares)

					Accumulated
			Additional	Unearned	other	Retained	Total
	Common	Treasury	paid-in	ESOP	comprehensive	Earnings	stockholders’
	Stock	Stock	capital	shares	income (loss)	(deficit)	equity
BALANCES, March 31, 2006	$37	$–	$192,936	$(2,094)	$151	$37,746	$228,776
Net loss	–	–	–	–	–	(20,370)	(20,370)
Other comprehensive loss -
Unrealized loss on derivative instruments, net of tax of $40	–	–	–	–	(151)	–	(151)
Impact of adoption of SFAS 158, net of tax of $14 (note 13)	–	–	–	–	(22)	–	(22)
Total comprehensive loss							(20,543)
Exercise of common stock options	–	–	162	–	–	–	162
Purchase of treasury shares – 300,000 shares	–	(1,838)	–	–	–	–	(1,838)
Amortization of employee stock compensation	–	–	845	2,094	–	–	2,939
BALANCES, March 31, 2007	$37	$(1,838)	$193,943	$–	$(22)	$17,376	$209,496
Net loss	–	–	–	–	–	(60,253)	(60,253)
Other comprehensive loss -
Post-retirement liability curtailment gain	–	–	–	–	22	–	22
Unrealized loss on auction rate securities	–	–	–	–	(299)	–	(299)
Total comprehensive loss							(60,530)
Transfer of treasury shares to ESOP	–	1,838	–	(1,838)	–	–	–
Exercise of common stock options	–	–	40	–	–	–	40
Contribution of common stock to employee stock ownership plan	–	–	822	(822)	–	–	–
Amortization of employee stock compensation	–	–	1,069	1,584	–	–	2,653
Transfer of accrued ESOP to unearned ESOP	–	–	–	460	–	–	460
BALANCES, March 31, 2008	$37	$–	$195,874	$(616)	$(299)	$(42,877)	$152,119
Net loss	–	–	–	–	–	(248,189)	(248,189)
Other comprehensive income -
Reclassification of previously recorded unrealized loss on auction rate securities	–	–	–	–	299	–	299
Total comprehensive loss							(247,890)
Amortization of employee stock compensation	–	–	1,228	616	–	–	1,844
BALANCES, March 31, 2009	$37	$–	$197,102	$–	$–	$(291,066)	$(93,927)

See accompanying notes to the consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows
Years ended March 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(248,189)	$(60,253)	$(20,370)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Compensation expense under long-term incentive plans and employee stock ownership plans	1,844	2,653	3,409
Depreciation and amortization	43,818	46,176	36,219
Provisions recorded on inventories and assets beyond economic repair	1,442	1,423	1,409
Loss (gains) on sales of assets, net	(8,598)	1,791	(656)
Total increase (decrease) in fuel expense for derivative contracts	18,181	(32,587)	(8,828)
Proceeds received (paid) for settlements of derivative contracts	(2,606)	30,740	(3,925)
Post-retirement liability curtailment gain	–	(6,361)	–
Loss on early extinguishment of debt	990	283	–
Deferred income taxes	–	–	(4,883)
Reorganization items (Note 3)	202,495	–	–
Changes in operating assets and liabilities:
Restricted cash and investments	(60,382)	(31,275)	(9,161)
Receivables	14,300	(2,415)	(9,000)
Prepaid expenses and other assets	6,195	(374)	(2,981)
Inventories	4,943	(1,927)	(9,012)
Other assets	(650)	(1,021)	(1,205)
Accounts payable	18,153	27,731	7,046
Air traffic liability	(80,861)	42,263	30,091
Other accrued expenses and income tax payable	(25,725)	10,578	12,135
Deferred revenue and other liabilities	(7,996)	3,248	2,939
Net cash provided (used) by operating activities before reorganization	(122,646)	30,673	23,227

CASH FLOWS FROM REORGANIZATION ACTIVITIES
Net cash used by reorganization activities	(12,383)	–	–

Total net cash provided (used) by operating activities	(135,029)	30,673	23,227

CASH FLOWS FROM INVESTING ACTIVITIES
Aircraft lease and purchase deposits made	(6,402)	(28,332)	(47,933)
Aircraft lease and purchase deposits returned	11,512	–	–
Purchase of available-for-sale securities	–	(10,000)	–
Sale of available-for-sale securities	8,800	1,200	–
Proceeds from the sale of property and equipment and assets held for sale	59,645	917	2,014
Proceeds from sale- leaseback transactions	–	92,525	41,933
Capital expenditures	(18,565)	(350,844)	(137,324)
Proceeds from the sales of aircraft - reorganization	194,300	–	–
Net cash provided by (used in) investing activities	249,290	(294,534)	(141,310)

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows Continued
Years ended March 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	–	40	162
Proceeds from debtor-in-possession loan (post-petition)	30,000	–	–
Purchase of treasury shares	–	–	(1,838)
Payment to bank for compensating balance	–	–	(750)
Proceeds from long-term borrowings	–	297,525	74,438
Payments received on note receivable	–	716	–
Extinguishment of long-term borrowings	(33,754)	(80,188)	–
Principal payments on long-term borrowings	(34,454)	(33,773)	(23,439)
Principal payments on short-term borrowings	(3,139)	–	–
Payment of financing fees	(2,175)	(2,603)	(349)
Extinguishment of long-term borrowings – reorganization item	(119,783)	–	–
Net cash provided by financing activities	(163,305)	181,717	48,224

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,044)	(82,144)	(69,859)
Cash and cash equivalents, beginning of year	120,837	202,981	272,840
Cash and cash equivalents, end of year	$71,793	$120,837	$202,981

See accompanying notes to the consolidated financial statements

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements
March 31, 2009

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

No assurance can be provided as to what values, if any, will be ascribed in the Debtors’ bankruptcy proceedings to the Debtors’ pre-petition liabilities, common stock and other securities. The Company believes its currently outstanding common stock will have no value and will be canceled under any plan of reorganization it might propose and that the value of the Debtors’ various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.  In several recent bankruptcies in the airline industry, the airline ceased operations, and there is no assurance that the Company will be able to continue to operate its business or successfully reorganize.

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Company, among other things, in its discretion to: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay certain vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including our Early Returns frequent flyer program and our ticketing programs; (d) honor certain obligations arising prior to the Petition Date related to our interline, clearinghouse, code sharing and other similar agreements; and (e) continue maintenance of existing bank accounts and existing cash management systems.

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Reasons for Bankruptcy

The Debtors’ Chapter 11 filings followed an unexpected attempt by the Company’s principal bankcard processor in April 2008 to substantially increase a "holdback" of customer receipts from the sale of tickets. This increase in “holdback” would have represented a material negative change to the Debtors’ cash forecasts and business plan, put severe restraints on the Debtors’ liquidity and made it impossible for the Debtors to continue normal operations.  Due to historically high aircraft fuel prices, continued low passenger mile yields, and the threatened increased holdback from the Company’s principal bankcard processor, the Company determined that it could not continue to operate without the protections provided by Chapter 11.

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

Proofs of Claim

As permitted under the bankruptcy process, the Company’s creditors filed proofs of claim with the Bankruptcy Court. The total amount of the claims that were filed far exceeds the Company’s estimate of ultimate liability. The Company believes many of these claims are invalid because they are duplicative, are based upon contingencies that have not occurred, have been amended or superseded by later filed claims, or are otherwise overstated.  Differences in amounts between claims filed by creditors and liabilities shown in the Company’s records are being investigated and resolved in connection with the Company’s claims resolution process. While the Company has made significant progress to date, the Company expects this process to continue for some time and believe that further reductions to the claims register will enable the Company to more precisely determine the likely range of creditor distributions under a proposed plan of reorganization. At this time, the Company cannot determine the ultimate number and allowed amount of the claims.

Executory Contracts and Determination of Allowed Claims

Under Section 365 and other relevant sections of the Bankruptcy Code (“Section 365”), the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-K, including where applicable, the Debtors’ express termination rights or a quantification of the Debtors’ obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code.  Claims may arise as a result of rejecting any executory contract.  As of the date of this filing, the Company’s most significant rejected executory contract is the Republic Airlines, Inc. (“Republic”) regional partner contract as discussed in Note 2.  The Company has recorded the amount of the allowed claim of $150.0 million.  The consolidated financial statements for the year ended March 31, 2009 also include allowed claims of $29.8 million related to union labor agreements discussed in Note 17 and one rejected real property lease agreement in the amount of $1.0 million.  The consolidated financial statements do not include the effects of any claims not yet allowed in the case if the Company has determined it is not able to estimate the amount that will be allowed.  Known and determinable claims are recorded in accordance with Statements of Financial Accounting Standards No. 5, Accounting for Contingencies.  Certain claims may have priority above those of general unsecured creditors.

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

Automatically, upon commencing a Chapter 11 case, a debtor has the exclusive right for 120 days after the petition date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan. They Bankruptcy Court may extend these periods, and have done so in these cases.  In May 2009, the Bankruptcy Court further extended these periods to October 9, 2009, and December 9, 2009, respectively, and the Bankruptcy Court may further extend these periods. If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

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

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amounts of these costs, which are being expensed as incurred, have affected and are expected to continue to significantly affect the Debtors’ liquidity and results of operations.  See Note 3 “Reorganization Expenses” for additional information.

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate liquidity; (iii) the ability of the Company to generate cash from operations; (iv)  the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code; and (v) the Company's ability to sustain profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings except for unsecured claims allowed by the Bankruptcy Court. See Note 3 “Reorganization Expenses” for additional information.  The consolidated financial statements do not purport to show (a) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities; (b)  as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effects of any changes that may be made in its business.  A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Negative events associated with the Debtors’ Chapter 11 proceedings could adversely affect sales of tickets and the Debtors’ relationship with customers, vendors and employees, which in turn could adversely affect the Debtors’ operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.  Because of the risks and uncertainties associated with the Debtors’ Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors’ business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about the Debtors’ ability to continue as a going concern.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

As a result of the bankruptcy filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical consolidated financial statements, which do not give effect to adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

2.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Frontier Airlines Holdings provides air transportation for passengers and freight through its wholly-owned subsidiaries. On April 3, 2006, Frontier Airlines completed a corporate reorganization (the “Reorganization”) and as a result, Frontier Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, a Delaware corporation.  Frontier Airlines was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994.  In September 2006 the Company formed a new subsidiary, Lynx Aviation.  The Company currently operates routes linking its Denver, Colorado hub to over 50 destinations including destinations in Mexico and Costa Rica.  As of March 31, 2009,  the Company operated a fleet of 38 Airbus A319 aircraft, 11 Airbus A318 aircraft, two Airbus A320 aircraft, and ten Bombardier Q400 aircraft (operated by Lynx Aviation) from its base in Denver, Colorado and had approximately 5,300 employees (4,800 full-time equivalents).

Lynx Aviation

Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft.  The purchase agreement was assumed by Lynx Aviation, and Lynx Aviation took title of the first ten aircraft delivered during the year ended March 31, 2008.  The aircraft are operated by Lynx Aviation under a separate operating certificate.  Lynx Aviation may exercise its options to purchase the remaining option aircraft no later than 12 months prior to the first day of the month of the scheduled delivery date.  On July 31, 2008 and January 26, 2009, Lynx Aviation exercised its purchase options on the first and second of the ten additional aircraft for delivery dates in July 2009 and February 2010, respectively.  Lynx Aviation has five remaining purchase options.

Lynx Aviation has entered into a capacity purchase agreement with Frontier Airlines, effective December 7, 2007, whereby Frontier Airlines pays Lynx Aviation a contractual amount for the purchased capacity regardless of the revenue collected on those flights.  The amount paid to Lynx Aviation is based on operating expenses plus a margin.  The payments made under this agreement are eliminated in consolidation, and the passenger revenues generated by Lynx Aviation are included in passenger revenues in the consolidated statements of operations.  Payments to Lynx Aviation from Frontier Airlines made under the capacity purchase agreement during the years ended March 31, 2009 and March 31, 2008 were $50.7 million and  $14.0 million, respectively.   See Note 18 for operating segment information, which includes the presentation of the Company’s operating segments and how its operations impact the overall network and profitability.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Regional Partners

Frontier Airlines’ agreement with Republic, under which Republic agreed to operate up to 17 76-seat Embraer 170 aircraft, commenced in January 2007 and terminated in June 2008. Frontier Airlines established the scheduling, routes and pricing of the flights operated under the Republic agreement. Frontier Airlines compensated Republic for its services based on Republic’s operating expenses plus a margin on certain of its expenses.   In April 2008 as part of the bankruptcy proceeding, the Company rejected the capacity purchase agreement with Republic.  There was a structured reduction and gradual phase-out of 12 delivered aircraft, which was completed on June 22, 2008.

On March 20, 2009, the Bankruptcy Court approved an order authorizing a $40 million Amended and Restated DIP Credit Facility (“Amended DIP Credit Agreement”) with Republic Airways Holdings, Inc. The Bankruptcy Court also allowed the damage claim of Republic Airways Holdings, Inc. in the amount of $150 million arising from the Debtors’ rejection of the Airline Services Agreement with Republic and Republic Airways Holdings, Inc.   Resolving this claim was a condition to Republic Airways Holdings, Inc. providing the Amended DIP Credit Agreement.  The Company repaid the existing $30 million DIP Credit Agreement on April 1, 2009.  The Company has recorded the $150 million unsecured claim allowed by the Bankruptcy Court. This claim is included in reorganization expenses for the year ended March 31, 2009.

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

In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that each agreement with regional partners contains a lease as the agreement conveys the right to use a specific number and specific type of aircraft over a stated period of time, and as such, has reported revenues and expenses related to regional partners on a gross basis.  Revenues for jointly served routes are pro-rated to the segment operated by the regional partners based on miles flown and are included in passenger revenues.  Expenses directly related to the flights flown by the regional partners are included in operating expenses – regional partners.  The Company allocates indirect expenses between mainline and regional partners operations by using regional partner departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers

Preparation of Financial Statements and Use of Estimates

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

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. It does, however, require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

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

Short-term cash investments consist of money market funds with maturities of less than three months, classified as available for sale securities and stated at fair value.  Interest income is recognized when earned. There were no unrealized gains or losses on these investments for the years ended March 31, 2009, 2008 and 2007.

Investments Securities

At March 31, 2008, investment securities consisted solely of two available for sale securities that were invested in auction rate securities (“ARS”).  At March 31, 2008, the fair values of the Company’s ARS, all of which are collateralized by student loan portfolios, were estimated through discounted cash flow models. As a result of the lack of liquidity in the ARS market, the Company recorded an unrealized loss on those ARS of $0.3 million, on the principal value of $8.8 million, which is reflected as accumulated other comprehensive loss in the consolidated balance sheet at March 31, 2008.

In June 2008  the Company recorded an unrealized loss in other non-operating expenses of $1.3 million related to the measurement of both ARS at current estimated fair value.  The reclassification of the impairment from other comprehensive income was due to the Company’s conclusion that the impairment was no longer temporary.  This was a result of the sale of one of the ARS below par value in July 2008.

In October 2008 the Company received notification that a settlement had been reached between the brokers of the ARS, the New York Attorney General’s office, and the SEC covering ARS purchased prior to February 11, 2008. The broker was required to repay all amounts at par, including the ARS the Company sold below par during the three months ended June 30, 2008.  In December 2008 the Company received the full amount of the original par value of $8.8 million and reversed the $1.3 million unrealized loss upon settlement of the ARSs.

Restricted Cash and Investments

Restricted cash and investments primarily relate to funds held as collateral for a bankcard processor and credit card processors and are invested in money market accounts or held by credit card processors directly.  They also include certificates of deposit that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities.  Restricted cash and investments are carried at cost, which management believes approximates fair value.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

At March 31, 2009 and March 31, 2008, restricted cash and investments consisted of the following:

	March 31,	March 31,
	2009	2008
	(In thousands)
Funds held for holdback of customer sales	$129,404	$70,027
Funds held for cash supported letters of credit and deposits on charter flights	4,955	4,092
	$134,359	$74,119

The Company  has a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of air traffic liability associated with the estimated amount of bankcard transactions.  In June 2008, the Company reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback had been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008.  Beginning October 1, 2008, the court-approved stipulation allowed the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization at some point in the future.  As of March 31, 2009, that amount totaled $109.8 million. In addition, a second credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $18.7 million at March 31, 2009.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Valuation and Qualifying Accounts

The following table summarizes the Company’s valuation and qualifying accounts as of March 31, 2009, 2008, and 2007, and the associated activity for the fiscal years then ended.

	Allowance for	Allowance for
	Doubtful Accounts	Inventory
	(In thousands)	(In thousands)
Balance at March 31, 2006	$1,261	$378

Additional provisions	400	159
Deductions (1)	(1,029)	–
Transfer to assets held for sale	–	(208)
Balance at March 31, 2007	632	$329

Additional provisions	636	161
Deductions (1)	(868)	–
Balance at March 31, 2008	$400	$490

Additional provisions	1,875	44
Deductions (1)	(895)	–
Balance at March 31, 2009	$1,380	$534

(1)  Uncollectible accounts written off, net of recoveries, for the allowance of doubtful accounts

The allowance for doubtful accounts is primarily based on the specific identification method and historical bad debt on our sales.

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

Property and Equipment

Property and equipment are carried at cost.  Major additions, betterments and renewals are capitalized.  Depreciation is provided for on a straight-line basis to estimated residual values over estimated depreciable lives as follows:

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Description	Estimated Useful Life
Aircraft:
Airbus A318, A319 & A320	25 years
Bombardier Q400	20 years
Aircraft spare parts	10 years
Improvements to leased aircraft	Shorter of the life of improvements or term of lease
Capitalized software	3 to 5 years
Ground property; equipment and leasehold improvements	3 to 5 years or term of lease, which ever is less

Residual values for aircraft are at 25% of the aircraft cost and 10% for aircraft spare parts.  In estimating useful lives and residual values of our aircraft, the Company relies upon estimates from industry experts as well as their anticipated utilization of the aircraft.

Manufacturers’ and Lessor Credits: The Company receives credits in connection with its purchase and lease of aircraft, engines, auxiliary power units and other rotable parts.  These credits are deferred until the aircraft, engines, auxiliary power units and other rotable parts are delivered and then applied as a reduction of the cost of the related equipment.  The Company also receives credits in connection with certain aircraft lease agreements.  These credits are recognized as a credit to lease expense over the lease term.

Deferred Loan Fees

Deferred loan fees are deferred and amortized over the term of the related debt obligation.  Deferred loan fees amortized with unsecured debt subject to compromise were written off to reorganization expense in accordance with SOP 90-7.

Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157,  Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$71,793	$–	$–	$71,793
Restricted cash and investments	134,359	–	–	134,359
	$206,152	$–	$–	$206,152

Cash and cash equivalents/Restricted cash and investments

Cash and cash equivalents consist of money market funds securities that are considered to be highly liquid and easily tradable.  These securities are valued using inputs observable in active markets and therefore are classified as level 1 within the fair value hierarchy.

Restricted cash and investments that are held by our bankcard processors are invested in money market accounts.  Cash deposits and cash held in escrow are deposited in bank accounts.  As such, these accounts are valued using inputs observable in active markets and therefore are classified as level 1 within the fair value hierarchy.

Liabilities

The fair value of liabilities subject to compromise will be determined upon a plan of reorganization and is not yet determinable.  See Note 4.

Revenue Recognition

Passenger tickets - Passenger, cargo, and other revenues are recognized when the transportation is provided or after the tickets expire (which is either immediately or one year after date of issuance depending on the type of ticket purchased), and are net of excise taxes, passenger facility charges and security fees.  Revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.    Included in passenger revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change fees are collected from the passenger as they are a separate transaction that occur subsequent to the date of the original ticket sale.

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

LiveTV Revenues and Expenses

Effective October 1, 2008, the Company entered into two separate agreements with LiveTV LLC (“LiveTV”):  an amended and restated In-Flight Entertainment System Hardware Agreement (“LiveTV System”) and an amended and restated In-Flight Entertainment System Service Agreement.  Under the terms of these agreements, LiveTV retains all ownership interest in the installed LiveTV Systems as well any systems installed for future aircraft deliveries.  LiveTV and the Company have agreed to share the revenues generated from the LiveTV System.

Passenger Traffic Commissions and Related Computer Reservation Expenses

Passenger traffic commissions and related computer reservation expenses are expensed when the transportation is provided and the related revenue is recognized.  Passenger traffic commissions and related expenses not yet recognized are included as a prepaid expense.

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

Effective January 1, 2003, the Company entered into an engine maintenance agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of its aircraft engines used on most of its Airbus aircraft.  The agreement was subsequently modified and extended in September 2004.  This agreement precluded the Company from using another third party for such services during the term.  For owned aircraft, this agreement required monthly payments at a specified rate multiplied by the number of flight hours the engines were operated during that month.  In August 2008 the Company terminated the agreement with GE Engine Services covering the scheduled and unscheduled repair of Airbus engines.  Under the terms of the services agreement, the Company agreed to pay GE an annual rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul our engines on Airbus aircraft as required during the term of the services agreement, subject to certain exclusions.   As the rate per-engine hour approximated the periodic cost the Company would have incurred to service those engines, the Company expensed the obligation as paid.  Since engine repairs are no longer covered under this agreement, engine maintenance expenses are expensed when incurred. This may cause some fluctuations in the Company’s maintenance expenses depending on the timing of planned and unplanned Airbus engine repairs. The costs under this agreement for the Company’s purchased aircraft for the years ended March 31, 2009, 2008 and 2007 were approximately $4.5 million, $9.9 million and $6.4 million, respectively.

Advertising Costs

The Company expenses the costs of advertising as promotion and sales expense in the year incurred.  Advertising expense was $4.5 million, $10.1 million and $12.9 million for the years ended March 31, 2009, 2008 and 2007, respectively, and the amount of expense recognized related to advertising barter transactions were $1.0 million, $2.1 million, and $3.8 million, respectively.  During the years ended March 31, 2009, 2008 and 2007, the amount of revenue recognized related to advertising barter transactions was $0.6 million, $1.1 million, and $2.5 million, respectively.  Prepaid barter expenses as of March 31, 2009 and 2008 were $0.5 million and $0.7 million, respectively.

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

Customer Loyalty Program

The Company offers EarlyReturns, a frequent flyer program to encourage travel on its airline and customer loyalty.  The Company accounts for the EarlyReturns program under the incremental cost method whereby travel awards are valued at the incremental cost, as of the balance sheet date, of carrying one passenger based on members that have obtained a travel award.  Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food and beverages, fuel, liability insurance, and ticketing costs.  The incremental costs do not include allocations of overhead expenses, salaries, aircraft cost or flight profit or losses. The Company records a liability, which is included in air traffic liability on the consolidated balance sheet, for mileage earned by participants who have reached the level to become eligible for a free travel award.  The liability includes awards based on the number of complete free travel awards accumulated in a participant account and excludes any obligation for partial awards.  The Company does not record a liability for the expected redemption of miles for non-travel awards since the cost of these awards to the Company is negligible.

Effective September 15, 2008, the Company increased the mileage redemption level for a domestic roundtrip ticket from 15,000 to 20,000 miles, which reduced the number of flight awards eligible for redemption. As of March 31, 2009 and 2008, the Company estimated that approximately 328,000 and 472,000 round-trip flight awards, respectively, were eligible for redemption by EarlyReturns members who have mileage credits exceeding the 20,000 and 15,000-mile free round-trip domestic ticket award threshold, respectively.  As of March 31, 2009 and 2008, the Company had recorded a liability of approximately $2.7 million and $10.1 million, respectively, for these rewards.  The decrease in the liability is primarily related to the decrease in the incremental cost of carriage, which is significantly impacted by fuel price fluctuations and the increase in the mileage redemption level for a domestic round-trip ticket.

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

The Company accounts for all fees received under the co-branded credit card program by allocating the fees between the portion that represents the estimated value of the subsequent travel award to be provided, and the portion which represents a marketing fee to cover marketing and other related costs to administer the program.  This latter portion (referred to as the marketing component) represents the residual after determination of the value of the travel component.  The component representing travel is determined by reference to an equivalent average restricted fare for that month, which is used as a proxy for the value of travel of a frequent flyer mileage award. The travel component is deferred and recognized as revenue over the estimated usage period of the frequent flyer mileage awards of 20 to 22 months.  The Company has estimated the period over which the frequent flier mileage awards will be used based on the usage period history of the frequent flier mileage awards. The Company records the marketing component of the revenue earned under this agreement as other revenue in the month received.

For the year ended March 31, 2009, the Company received total fees of $39.6 million.  Of that amount, $23.0 million was initially deferred as the travel component, and the remaining marketing component of $16.6 million was recognized as other revenue.  For the year ended March 31, 2008, the Company received total fees of $44.4 million.  Of that amount, $25.5 million was initially deferred as the travel component, and the remaining marketing component of $18.8 million was recognized as other revenue.  For the year ended March 31, 2007, the Company received total fees of $36.9 million under the credit card agreement.  Of that amount, $25.2 million was deferred as the travel component, and the remaining marketing component of $11.7 million was recognized as other revenue.  Amortization of deferred revenue recognized in earnings during the years ended March 31, 2009, 2008 and 2007 was $23.3 million, $24.8 million and $20.2 million, respectively.

Supplemental Disclosure of Cash Flow Information

Cash Paid During the Year for:

	2009	2008	2007
		(In thousands)
Interest	$25,200	$34,197	$28,047
Taxes	$1,510	$91	$176

Interest incurred during the year ended March 31, 2009 was $29.8 million, of which $0.5 million was capitalized.  Interest incurred during the year ended March 31, 2008 was $39.1 million, of which $2.6 million was capitalized.

Non-Cash Items:

Application of Pre-Delivery Payments - In the years ended March 31, 2009, 2008, and 2007, the Company applied pre-delivery payments of $0, $67.0 million and $34.9 million, respectively, towards the purchase price of aircraft and LiveTV equipment.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

LiveTV Hardware Agreement - During the year ended March 31, 2008, the Company sold LiveTV equipment of $14.7 million in exchange for a note receivable.  The Company also had a non-cash charge of $1.9 million for the difference between the net present value of the purchase price and the net book value of the equipment sold.   During the year ended March 31, 2009, the Company wrote-off this note receivable in conjunction with signing a revised agreement with LiveTV and this write-off is included in net cash used by reorganization activities.

Other Note Payable – During the year ended March 31, 2009, the Bankruptcy Court approved a $3.0 million settlement in the form of a note in satisfaction for pre-petition debt previously classified as accounts payable.

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

Accounting for Long-Lived Assets

In accounting for long-lived assets, the Company makes estimates about the expected useful lives, projected residual values and the potential for impairment.  In estimating useful lives and residual values of the aircraft, the Company has relied upon actual industry experience with the same or similar aircraft types and the anticipated utilization of the aircraft.  The Company’s long-lived assets are evaluated for impairment at least annually or when events and circumstances indicate that the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology.  The Company’s assets are all relatively new and aircraft are actively deployed in the Company’s route system.  The Company has recently sold aircraft in amounts that are in excess of their carrying values.  The Company has not identified any significant impairments related to long-lived assets at this time.

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

New Accounting Standards Not Yet Adopted

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

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

In June 2008 the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of  EITF 03-6-1. The Company has not yet determined the impact of adopting  EITF 03-6-1 on its consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

3.	Reorganization Expenses

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11.  The Debtors’ reorganization items consist of the following (in thousands):

Twelve Months Ended March 31, 2009

Professional fees directly related to reorganization (a)	$22,441
Unsecured claims allowed by the court (b)	178,595
Gains on the sale of aircraft (c)	(13,887)
Loss on a sale-lease back transaction (c)	4,283
Gains on contract terminations and settlements, net (d)	(6,567)
Write-off of equipment note, net (e)	11,817
Write-off of debt issuance cost (f)	1,833
Other, net (g)	3,980
Total net reorganization expense	$202,495

(a)  Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors.  Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)  Unsecured claims allowed by the Bankruptcy Court include the allowed claim of $150.0 million to Republic. The amount above represents the incremental amount to record the full amount of the allowed claim. The consolidated financial statements for the year ended March 31, 2009 also include allowed claims of $29.8 million related to claims for union labor agreements and the Company recorded an estimated allowable claim for rejected a real estate property lease that was rejected as part of section 365 under the Bankruptcy Code in the amount of $1.0 million. For information regarding allowed general, unsecured pre-petition claims in connection with the Company’s union labor contracts, see Note 17.

(c)  Reorganization items include the gain on the sale of six aircraft sold and a loss on a sale-lease back transaction.  These transactions were agreed upon subsequent to the Company’s bankruptcy filing and approved by the Bankruptcy Court.

(d)  Gains on contract terminations included an agreement under which the Company and GE Engine Services, Inc. mutually agreed to terminate a MCPH Restated and Amended Engine Service Agreement.  This resulted in a gain of $5.8 million for reimbursement of maintenance reserve payments less certain fees.  The remaining amounts relate to the forgiveness of pre-petition amounts on contracts negotiated.

(e)  This write-off relates to a net settlement with LiveTV in which the Company signed a revised agreement that included the write-off of an equipment note.

(f)  The Company wrote-off the debt issuance costs related to the unsecured convertible notes because the Company anticipates the entire principal amount will be an allowed claim for the value of its unsecured convertible notes.

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Net cash paid for reorganization items for the twelve months ended March 31, 2009 totaled $12.4 million.  These amounts exclude the net proceeds received from the sale of aircraft during the Company’s reorganization process.

Reorganization items exclude the gain on the sale of two aircraft in May 2008 described in Note 7, because those aircraft were part of the Company’s routine operational decision to address planned reductions in capacity and desires to improve liquidity in reaction to economic conditions and fuel price increases.  The Company obtained signed letters of intent and deposits on the anticipated aircraft sales prior to the Company’s unanticipated bankruptcy filing.  Reorganization items also exclude the employee separation and other charges recorded during the second quarter of the year ended March 31, 2009, as these amounts relate to normal operations of the business rather than charges resulting from the Chapter 11 reorganization.

4.	Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to both secured and unsecured obligations that will be settled under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  The Company has included secured aircraft debt as a liability subject to compromise because management believes that there remains uncertainty to the terms under a plan of reorganization.   At hearings held in April 2008, the Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations (including fuel supply and fuel contracts), insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The Debtors may reject pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as LSTC. Holders of pre-petition claims were required to file proofs of claims by the November 17, 2008 bar date.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases.  The Debtors notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of the ultimate liability. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.  The Company has reviewed all major claims that have been filed and do not expect material exposure remains to be resolved, however, this process continues and there can be no assurance that the Company will not continue to record adjustments related to the ultimate amount of claims allowed. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consist of the following (in thousands):

March 31, 2009

Accounts payable and other accrued expenses	$53,485
Unsecured allowed claims under Section 365	180,718
Accrued interest on LSTC	3,131
Secured debt	379,327
Unsecured convertible notes	92,000
Total liabilities subject to compromise	$708,661

LSTC includes trade accounts payable related to pre-petition purchases, all of which were not paid.  As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

5.	Derivative Instruments

Fuel Hedging

Effective January 1, 2009, the Company adopted the provisions of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 , which enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting.

As part of our risk management strategy, the Company periodically purchases crude oil option contracts or swap agreements and Jet A crack spread swaps in order to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices.  Most recently, the Company purchased call agreements on crude oil. The Company does not hold or issue any derivative financial instruments for trading purposes. These fuel hedges do not qualify for hedge accounting under SFAS 133, and, as such, realized and non-cash marks to market adjustments are included in aircraft fuel expense.

The results of operations for the year ended March 31, 2009, 2008 and 2007 include non-cash mark to market derivative gains/(losses) of $(15.6 million), $1.8 million and $12.8 million, respectively. Cash settlements for fuel derivatives contracts settled during the years ended March 31, 2009, 2008 and 2007 were payments of $2.6 million, receipts of $30.7 million and payments of $3.9 million, respectively.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The following table summarizes the components of aircraft fuel expense for the years ended March 31, 2009, 2008 and 2007:

	Year Ended March 31
	2009	2008	2007
	(In thousands)
Aircraft fuel expense – mainline and Lynx Aviation	$531,060	$454,822	$343,082
Aircraft fuel expense – included in regional partners	11,634	51,817	33,163
Total system-wide fuel expense	542,694	506,639	376,245
Changes in fair value and settlement of fuel hedge contracts	(18,181)	32,587	8,828
Total raw aircraft fuel expense	$524,513	$539,226	$385,073

The Company entered into fuel hedging swap and collar agreements during the years ended March 31, 2009 and 2008.  The Company had settled on all outstanding fuel hedge agreements as of March 31, 2009.  The fair value of fuel hedge contracts outstanding at March 31, 2009 and 2008 was an asset of zero and  $15.6 million, respectively.

6.	Assets Held For Sale

In April 2005, the Company retired its remaining Boeing aircraft and has classified all remaining Boeing aircraft rotable spare parts and expendable inventories as “assets held for sale.”  As such, these assets have been valued at the lower of the carrying amount or the estimated market value less selling costs.

In August 2004, the Company began selling Boeing spare parts and entered into agreements with two vendors to sell these parts on a consignment basis.  The Company monitors resale values for Boeing parts quarterly using estimates obtained from outside vendors.  Based on the current market prices and recent sales history, the Company has determined that there is currently no impairment required for the Boeing rotable spare parts and expendable inventories for the years ending March 31, 2009 and 2008.  During each of the years ended March 31, 2009 and 2008, the Company realized net gains of $0.4 million on the sale of these assets.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

7.	Property and Equipment, Net

At March 31, 2009 and 2008, property and equipment consisted of the following:

	2009	2008
	(in thousands)
Aircraft, spare aircraft parts, and improvements to leased aircraft	$667,157	$942,162
Ground property, equipment and leasehold improvements	56,328	55,176
Computer software	19,354	17,280
Construction in progress	4,193	4,548
	747,032	1,019,166
Less accumulated depreciation	(136,598)	(148,722)

Property and equipment, net	$610,434	$870,444

Property and equipment includes capitalized interest of $3.4 million and $2.9 million at March 31, 2009 and March 31 2008, respectively.

During the year ended March 31, 2008, the Company recorded additional depreciation expense of $3.3 million related to a change in estimate of the useful life of its aircraft seats due to the implementation of a program to replace its Airbus seats with new leather seats which was completed in May 2008.

Sale of Aircraft

In March 2008 the Company signed a letter of intent for the sale of four aircraft including two A319 aircraft and two A318 aircraft.  In May 2008 the Company sold the two Airbus A319 aircraft for proceeds of $59.0 million, with total net book values of $52.1 million and approximately $3.0 million of unused reserves under maintenance contracts for which the Company was to be reimbursed.  This resulted in retirement of debt of $33.8 million related to the mortgages on the sold aircraft and a book gain of $9.2 million on the sales, net of transaction costs.

In August 2008 the Bankruptcy Court authorized the Company to sell a total of six additional Airbus A319 aircraft to the same party and to terminate the agreement to sell the final two A318 aircraft under the March 2008 letter of intent, resulting in the sale of a total of eight owned aircraft.  In the period from September 2008 to December 2008, the Company sold six Airbus A319 aircraft for proceeds of $165.0 million, with total net book values of $149.4 million.  This resulted in retirement of debt of $95.9 million related to the mortgages on the sold aircraft and a book gain of $13.9 million on these sales, net of transaction costs.

In August 2008 the Bankruptcy Court also authorized a transaction between the Company and GE Commercial Aviation Service LLC (“GECAS”) under which the Company sold and leased back one Airbus A319 aircraft for proceeds of $29.3 million, with a net book value of $33.5 million.  This resulted in retirement of debt of $23.9 million related to the mortgage on the sold aircraft and a book loss of $4.3 million on the transaction, net of transaction costs.  The Company also returned three leased Airbus A319 aircraft to GECAS during the year ended March 31, 2009.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Aircraft Purchase Obligations

In July 2008 the Company signed an agreement to defer the delivery of the eight remaining Airbus A320 aircraft that had been scheduled for delivery between February 2009 and November 2010 to between February 2011 and November 2012.  This resulted in reimbursement of $11.5 million of pre-delivery payments in July 2008.

In July 2008 the Company exercised its option on the first of the ten additional Q400 Bombardier aircraft and in January 2009 the Company exercised its option on the second of the remaining ten additional aircraft.  Planned delivery dates for these two Bombardier Q400 aircraft to be operated by the Lynx Aviation subsidiary are July 2009 and February 2010, respectively.  This resulted in a pre-delivery deposits of $3.7 million.

The Company currently has $6.5 million in pre-delivery payments.

8.	Other Accrued Expenses Not Subject to Compromise

At March 31, 2009 and March 31, 2008, other accrued expenses consisted of the following:

	2009	2008
	(In thousands)
Accrued salaries and benefits	$29,906	$37,456
Federal excise and other passenger taxes payable	20,100	30,298
Property tax payable and income taxes payable	304	3,801
Other	3,917	12,503

Total other accrued expenses	$54,227	$84,058

Certain balances at March 31, 2008, have subsequently been reclassified out of accrued expenses and into liabilities subject to compromise (note 4) at March 31, 2009.

9.	Deferred Revenue and Other Liabilities

At March 31, 2009 and March 31, 2008, deferred revenue and other liabilities consisted of the following:

	2009	2008
	(in thousands)
Deferred revenue primarily related to co-branded credit card	$21,257	$24,472
Deferred rent	12,799	17,489
Other	536	627

Total deferred revenue and other liabilities	34,592	42,588
Less: current portion	(15,759)	(18,189)
	$18,833	$24,399

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

10.	Secured and Unsecured Borrowings

Secured and unsecured borrowings at March 31, 2009 and March 31, 2008 consisted of the following:

	March 31,	March 31,
	2009	2008
	(In thousands)
Unsecured:
Convertible Notes, fixed interest rate of 5.0% (1)	$92,000	$92,000

Secured:
Aircraft Notes, secured by aircraft:
Aircraft notes payable, fixed interest rates with a 6.75% and 6.55% weighted average interest rate at March 31, 2009 and March 31, 2008, respectively (2)	46,002	79,338
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 3.42% and 4.59% at March 31, 2009 and March 31, 2008, respectively (3)	330,620	484,601
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 4.88% and 8.06% at March 31, 2009 and March 31, 2008, respectively (4)	2,705	3,379

Total secured debt (subject to compromise March 31, 2009 only)	$379,327	$567,318

Borrowings not subject to compromise:
Credit Facility, secured by eligible aircraft parts (5)	$3,000	$3,000
Debtor-in-Possession loan (6)	30,000	–
Other note payable (7)	3,000	–
Total borrowings not subject to compromise	$36,000	$3,000

Total Borrowings	$507,327	$662,318

Maturities of long-term debt, including balloon payments, are based on the contractual terms of the obligation as follows (In thousands):

Fiscal Year Ending:
2010	$59,621
2011	29,288
2012	31,060
2013	32,514
2014	33,053
Thereafter	321,791

$507,327

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

(1)	Convertible Notes and Contractual Interest Expense

In December 2005, the Company completed the sale of $92.0 million aggregate principal amount of 5% Convertible Notes due 2025 (“Convertible Notes”) in a public offering pursuant to the Company’s shelf registration statement.  Subsequent to the Company’s Chapter 11 bankruptcy filing, the Company records post-petition interest on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceedings or that it is probable that the interest will be an allowed claim.  Had the Company recorded interest expense based on all of its pre-petition contractual obligations, interest expense would have increased by $4.5 million during the year ended March 31, 2009.

(2)	Secured Aircraft Notes payable – fixed interest rates

During the year ended March 31, 2008, the Company borrowed $48.3 million for the purchase of three Bombardier Q400 aircraft.  These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR. Security interests in the aircraft secure the loans.

During the year ended March 31, 2009, the Company sold two Airbus 319 aircraft with fixed rate loans and repaid the loan balances of $30.0 million with the proceeds of the sale.

(3)	Secured Aircraft Notes payable – variable interest rates

During the years ended March 31, 2003 through March 31, 2009, the Company borrowed $549.5 million for the purchase of 22 Airbus aircraft.  During the year ended March 31, 2009, the Company sold six aircraft with variable rate loans and entered into a sale-leaseback transaction for one of these purchased aircraft and repaid the loan balances of $123.5 million with the proceeds of the sales.   The remaining 15 senior aircraft loans have terms of 10 to 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR.  At the end of the term, there are balloon payments for each of these loans.  Security interests in the aircraft secure the loans.

During the year ended March 31, 2008, the Company borrowed $32.3 million for the purchase of two Bombardier Q400 aircraft. These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR.  A security interest in the aircraft secures these loans.

(4)	Junior Secured Aircraft Notes payable – variable interest rates

During the year ended March 31, 2006, the Company borrowed $4.9 million for the purchase of an Airbus aircraft.  This junior loan has a seven-year term with quarterly installments. A security interest in the aircraft secures the loan.

(5)	Credit Facility

In March 2005 the Company entered into a two-year revolving credit facility (“Credit Facility”) to support letters of credit and for general corporate purposes. The initial Credit Facility was extended until July 2009. Under this facility, the Company was permitted to borrow the lesser of $20.0 million (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts which secures this debt.  The amount available for letters of credit is equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility is based on a designated rate plus a margin.  In addition, there is a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount.  The Company has letters of credit issued of $12.1 million and cash draws of $3.0 million which is due on July 21, 2009.  In May 2009 the Company filed a motion to approve an amendment to this agreement for an extension on two letters of credit in the amounts of $4.5 million and $1.5 million to September 30, 2009 and June 7, 2010, respectively.  Pursuant to an agreement reached with the lender as a result of the Chapter 11 filing, the Company currently cannot borrow additional amounts under this facility.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

(6)	Debtor-in-Possession (“DIP”) Financing – Post-Petition

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC, and CNP Partners, LLC (the “Lenders”), each of which is a member of the Unsecured Creditor’s Committee in the Company’s Chapter 11 bankruptcy cases.  The DIP Credit Agreement contained various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants.  The DIP Credit Agreement provides for the payment of interest at an annual rate of 16% interest, or annual interest of 14% if the Debtors pay the interest monthly.  The DIP Credit Agreement matured on April 1, 2009 (see Note 20).  On August 8, 2008, funding was provided under the DIP Credit Agreement in the amount of $30.0 million, before applicable fees of $2.1 million.

(7)	Other Note Payable

In September 2008, the Bankruptcy Court approved a settlement in form of a note in satisfaction of pre-petition debt.   The note is payable in three equal installments commencing on the one-year anniversary of the effective date of the plan of reorganization and accrues interest at an annual rate of 3%.

Other Revolving Facility and Letters of Credit

In July 2005 the Company entered into an agreement with a financial institution, which was subsequently amended, for a $5.8 million revolving line of credit that permits the Company to issue letters of credit.  As of March 31, 2009, the Company had used $4.2 million under this agreement for standby letters of credit that provide credit support for certain facility leases.  The Company also entered into a separate agreement with this financial institution for a letter of credit fully cash collateralized of $2.8 million.  In June 2008 the Company entered into a stipulation with the financial institution, which was approved by the Bankruptcy Court, which resulted in the financial institution releasing its liens on working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The Company fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued.  The total of $7.6 million in cash collateral as of March 31, 2009 is classified as restricted cash and investments on the consolidated balance sheet.

Debt Covenants

The Company’s Chapter 11 bankruptcy filing triggered default provisions in its pre-petition debt and lease agreements.  Payment defaults were cured as of June 9, 2008 for all debt secured by aircraft.

The Amended and Restated DIP Credit Facility (see Note 20) includes certain affirmative, negative and financial covenants.  The Company was in compliance with these covenant requirements as of March 31, 2009.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

11.	Lease Commitments

Aircraft Leases

At March 31, 2009 and 2008, the Company operated 41 and 43 leased aircraft, respectively, which are accounted for under operating lease agreements with initial terms of 12-15 years.   Security deposits related to leased aircraft and future leased aircraft deliveries at March 31, 2009 and 2008 totaled $22.9 million and $23.1 million, respectively, and are reported in the consolidated balance sheets in security and other deposits.

In addition to scheduled future minimum lease payments, the Company is required to make supplemental payments to cover the cost of major scheduled maintenance overhauls of these aircraft. These supplemental payments are based on the number of flight hours flown and/or flight departures and are included in maintenance expense. The lease agreements require the Company to pay taxes, maintenance, insurance, and other operating expenses applicable to the leased property.  To the extent  these reserves are not used for major maintenance during the lease terms, excess supplemental payments are forfeited to the aircraft lessors after termination of the lease.  Additionally, to the extent actual maintenance expenses incurred exceed these reserves, the Company is required to pay these amounts. During the years ended March 31, 2009, 2008 and 2007, supplemental payments were $27.1 million, $27.6 million and $26.2 million, respectively.

Other Leases

The Company leases office and hangar space, spare engines and office equipment for its headquarters, reservation facilities, airport facilities, and certain other equipment.  The Company also leases certain airport gate facilities on a month-to-month basis.  Amounts for leases that are on a month-to-month basis are not included as an obligation in the table below.

At March 31, 2009, commitments under non-cancelable operating leases (excluding aircraft supplemental payment requirements) with terms in excess of one year were as follows:

	Aircraft	Other	Total
	(In thousands)
Fiscal year ending:
2010	$110,845	$25,372	$136,217
2011	111,091	9,051	120,142
2012	111,091	6,592	117,683
2013	111,091	5,231	116,322
2014	106,916	4,484	111,400
Thereafter	285,707	6,267	291,974

Total minimum lease payments	$836,741	$56,997	$893,738

Rental expense under operating leases, including month-to-month leases, for the years ended March 31, 2009, 2008 and 2007 was $175.8 million, $175.9 million, and $159.2 million, respectively.

For leases that contain escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

12.	Income Taxes

Income tax expense (benefit) for the years ended March 31, 2009, 2008, and 2007 is presented below:

	Current	Deferred	Total
	(In thousands)
Year ended March 31, 2009:
U.S. federal	$1,709	$–	$1,709
State and local	110	–	110
	$1,819	$–	$1,819

Year ended March 31, 2008:
U.S. federal	$–	$–	$–
State and local	(101)	–	(101)
	$(101)	$–	$(101)

Year ended March 31, 2007:
U.S. federal	$–	$(4,177)	$(4,177)
State and local	257	(706)	(449)
	$257	$(4,883)	$(4,626)

The differences between the Company’s effective rate for income taxes and the federal statutory rate of 35% are shown in the following table:

	2009	2008	2007
	(In thousands)
Income tax benefit at the statutory rate	$(86,230)	$(21,124)	$(8,749)
State and local income tax, net of federal income tax benefit	(7,637)	(1,515)	(667)
State net operating loss adjustment	1,788	(219)	(63)
Valuation allowance	84,693	21,418	3,980
Nondeductible expenses	9,263	912	777
Adjustment to deferred taxes	133	456	(176)
Other, net	(191)	(29)	272
	$1,819	$(101)	$(4,626)

Effective tax rate	(0.74)%	0.2%	18.5%

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at March 31, 2009 and 2008 are presented below:

	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$130,115	$159,252
Accrued vacation	4,374	5,230
Accrued workers compensation liability	2,609	2,259
Deferred rent	4,877	6,560
Provision recorded on inventory and impairments of fixed assets	1,783	1,806
Start-up/organizational costs, net	6,845	7,233
Stock-based compensation	987	558
Alternative minimum tax credit carryforward	3,485	1,758
Accruals	2,316	4,696
Deferred loan fees and other assets	2,378	2,000
Accrued claims	68,045	–
Other	715	450
Deferred tax assets	228,529	191,802
Valuation allowance	(110,633)	(25,939)
Net deferred tax assets	117,896	165,863
Deferred tax liabilities:
Property and equipment	(117,295)	(158,688)
Prepaid commissions	(552)	(1,285)
Other	(49)	(5,890)
Total gross deferred tax liabilities	(117,896)	(165,863)

Net deferred tax liability	$–	$–

During the years ended March 31, 2009 and 2008, the Company recorded a valuation allowance against net deferred tax assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company acquired a significant number of new aircraft over the past seven years in conjunction with its fleet transition plan.  New aircraft purchases are depreciated for tax purposes on accelerated methods over seven years compared to book depreciation of 25 years, resulting in significant deferred tax liabilities that will reverse over their seven year tax life.  The net operating losses that have been generated over the past seven years are due in large part to the accelerated depreciation over a shorter useful life for tax purposes.  The Company expects its fleet acquisitions to be substantially complete by fiscal 2012.  Since the Company’s net operating losses do not begin to expire until 2023, the Company expects these net operating losses to be available in future periods when tax depreciation is at minimal levels, and taxable income is projected to exceed book income. Based upon the level of historical book losses, the Company established a valuation allowance during the year ended March 31, 2007 for the net deferred tax asset.   Based upon the projections for future taxable income over the periods in which the deferred tax assets become deductible, and available tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of the deductible differences, net of the existing valuation allowances at March 31, 2009 and 2008.   The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company has included in the total valuation allowance, a valuation allowance for state net operating loss carryforwards expected to expire unused which totaled $0.5 million and $1.3 million at March 31, 2009 and 2008, respectively.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

As of March 31, 2009, the Company had federal net operating loss carryforwards totaling $343.0 million, expiring as follows:  $25.2 million in 2024, $92.3 million in 2025, $51.8 million in 2026, $69.6 million in 2027 and $104.1 million in 2028.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties.  Under FIN 48, the impact of an uncertain tax position must be recognized in the financial statements if that position is more likely than not of being sustained upon audit by the relevant taxing authority.

The Company adopted the provisions of FIN 48 as of April 1, 2007.  At that time the Company did not have any material uncertain tax positions, as a result, there were no adjustments to the opening balance sheet retained earnings.  The Company believes that its tax filing positions and deductions related to tax periods subject to examination will be sustained upon audit and does not anticipate any adjustments will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in interest expense and other non-operating income (expense), respectively, in our consolidated statement of operations.  For the years ended March 31, 2009 and 2008, there was no interest expense or penalties related to uncertain tax positions.

The Company has unused U.S. federal and state NOLs for the years ended March 31, 2003 through March 31, 2008.  As such, these years remain subject to examination by the relevant taxing authorities.

The Bankruptcy Court entered a final order that restricts trading of the common stock and debt interests in the Company.  The NOLs can be used to offset future taxable income, and thus are a valuable asset of the Company’s estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims, and restricts those transfers that may compromise the Company’s ability to use its NOLs.  However, if a change in ownership does occur, as defined in IRC Section 382, this could result in the need for an additional valuation allowance, which the Company expects would be material. As of March 31, 2009, the Company does not believe an ownership change has occurred.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

13.	Stockholders’ Equity

Warrants and Stock Purchase Rights

In February 2003, the Company issued warrants to purchase 3,833,946 shares of common stock  at $6.00 per share to the Air Transportation Stabilization Board (“ATSB”) and to two other guarantors. The warrants were exercisable immediately.  The warrants had an estimated fair value of $9.3 million when issued and expire seven years after issuance. The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model. These warrants were subsequently repriced in September 2003 as a result of the Company’s secondary public offering and again in December 2005 as a result of the Company’s convertible debt offering to $5.87 per share.  In May 2006, the ATSB transferred the ownership of all its outstanding warrants to seven institutional investors. One other guarantor transferred ownership of its outstanding warrants in December 2003.

Treasury Stock and Unearned ESOP Shares

In March 2007, the Company purchased 300,000 shares of its common stock for $1.8 million.  These shares were purchased to fund the Company’s 2007 contribution to the Employee Stock Ownership Plan (“ESOP”). These shares were subsequently contributed to the ESOP.

14.	Equity Based Compensation Plans

On September 9, 2004, the shareholders of Frontier approved the 2004 Plan.  Frontier Holdings assumed all of the outstanding options and awards under the 2004 Plan effective upon the closing of the Reorganization.  The 2004 Plan, which includes stock options issued since 1994 under a previous equity incentive plan, allows the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights payable only in stock (“SARs”), and restricted stock units (“RSUs”), any or all of which may be made contingent upon the achievement of service or performance criteria.  The 2004 Plan expires September 12, 2009.  The 2004 Plan allows up to a maximum of 2,500,000 shares for option grants and 500,000 shares for RSUs, subject to adjustment only to reflect stock splits and similar recapitalization events.  The Company issues new shares of common stock for stock option and SARs exercised and settlement of vested restricted units.  With certain exceptions, stock options and SARs issued under the 2004 Plan generally vest in equal installments over a five-year period from the date of grant and expire ten years from the grant date.  RSUs cliff vest on the third or fifth anniversary of the date of grant.  As of March 31, 2009, the Company had 229,000 shares available for future grants.

SFAS 123(R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data.

For the years ended March 31, 2009, 2008 and 2007, the Company recorded $1.2 million, $1.1 million and $0.8 million, respectively,  for stock options, stock appreciation rights, restricted stock units and cash settled restricted stock awards, net of estimated forfeitures. Unrecognized stock-based compensation expense related to unvested options, RSUs and cash settled restricted stock awards outstanding as of March 31, 2009 was approximately $3.8 million, and will be recorded over the remaining vesting periods of one to five years. At March 31, 2009, the remaining weighted average recognition period for options, RSUs and cash settled restricted stock awards was 3.5 years, 2.0 years and 2.2 years, respectively.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the years ended March 31, 2009, 2008 and 2007, the Company did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on the Company’s results of operations for the years ended March 31, 2009, 2008 and 2007 of outstanding SARs and RSUs issued under the 2004 Plan as recognized under the provisions of SFAS 123(R):

	2009	2008	2007
	(In thousands)
Stock-based compensation expense:
Stock options and SARs	$638	$667	$630
RSUs	575	402	215
Cash settled RSAs	15	–	–
Income tax benefit	–	–	(213)
Net increase to net loss	$1,228	$1,069	$632

Increase to loss per share:
Basic and diluted	$0.03	$0.03	$0.02

Stock Options and SARs

The Company utilizes a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R).  The Black-Scholes-Merton option pricing model incorporates various and subjective assumptions, including expected term and expected volatility.

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

The following table shows the Company’s assumptions used to compute the stock-based compensation expense and pro forma information for stock option and SAR grants issued during the years ended March 31, 2009, 2008 and 2007:

	2009	2008	2007

Assumptions:
Risk-free interest rate	2.08%	4.43%	4.85%
Dividend yield	0%	0%	0%
Volatility	54.35%	60.38%	70.76%
Expected life (years)	3	5	5

Using the above weighted-average assumptions, the per share weighted-average grant-date fair value of SARs granted during the years ended March 31, 2009, 2008 and 2007 was $0.73, $3.10 and $4.61, respectively.

A summary of the stock option and SARs activity and related information for the year ended March 31, 2009 is as follows:

		Weighted-
	Options	Average
	and	Exercise
	SARs	Price
Outstanding, March 31, 2008	2,252,674	$9.58
Granted	1,208,858	$2.11
Surrendered	(875,793)	$6.50
Outstanding, March 31, 2009	2,585,739	$7.14

Exercisable at end of period	1,210,759	$11.72

Exercise prices for options and SARs outstanding under the 2004 Plan as of March 31, 2009 ranged from $2.11 per share to $24.17 per share.  The weighted-average remaining contractual life of these equity awards is 4.1 years.  The aggregate intrinsic value of vested options and SARs was $0 as of March 31, 2009.The aggregate intrinsic value of vested options and SARs was $9,000 as of March 31, 2008 and the intrinsic value of options exercised during the year ended March 31, 2008 was $57,000. The aggregate intrinsic value of vested options and SARs was $484,777 as of March 31, 2007 and the intrinsic value of options exercised during the year ended March 31, 2007 was $108,000.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

A summary of the outstanding and exercisable options and SARs at March 31, 2009, segregated by exercise price ranges, is as follows:
			Weighted-
	Options		Average	Exercisable
	and	Weighted-	Remaining	Options	Weighted-
Exercise Price	SARs	Average	Contractual	and	Average
Range	Outstanding	Exercise Price	Life (in years)	SARs	Exercise Price

$2.11 - $2.11	1,074,929	$2.11	4.5	–	$–
$2.53 - $7.77	589,909	$6.47	6.1	323,759	$6.72
$8.13 - $12.95	526,601	$10.12	3.0	492,700	$10.08
$13.59 - $23.30	386,800	$17.74	2.6	386,800	$17.74
$24.17 - $24.17	7,500	$24.17	1.9	7,500	$24.17
	2,585,739	$7.14	4.1	1,210,759	$11.72

Restricted Stock Units

SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service condition.  The grant-date fair value of RSU awards are being expensed over the vesting period.  RSUs are classified as equity awards. As of March 31, 2009, the Company had outstanding RSUs with service conditions and vesting periods that range from three to five years.

The per share weighted-average grant-date fair value of RSUs granted during the years ended March 31, 2009, 2008 and 2007 was $2.11, $5.86 and $7.36.

A summary of the activity for RSUs for the twelve months ended March 31, 2009 is as follows:

	RSUs
		Weighted-
		Average
	Number of	Grant Date
	RSUs	Market Value
Outstanding, March 31, 2008	315,932	$6.88
Granted	166,540	$2.11
Surrendered	(73,003)	$6.58

Outstanding, March 31, 2009	409,469	$4.99

During the years ended March 31, 2009, 2008 and 2008 the intrinsic value of RSUs issued was $0, $5,000 and $14,000, respectively.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Cash Settled Restricted Stock Awards

SFAS 123R requires that the grant-date fair value of cash settled RSUs be equal to the market price of the share on the date of grant.  Cash settled RSU’s are recorded as a liability and on a mark-to-market basis and amortized over the vesting period.  As of March 31, 2009, the Company had outstanding cash settled RSUs with service conditions and vesting periods of two years.

A summary of the activity for cash settled restricted stock awards for the twelve months ended March 31, 2009 is as follows:

	Cash Settled RSUs
		Weighted-
		Average
	Number	Grant Date
	Granted	Market Value
Outstanding, March 31, 2008	–	$–
Granted	300,340	$2.11
Surrendered	(70,462)	$2.11

Outstanding, March 31, 2009	229,878	$2.11

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

15.  Retirement Plans

ESOP

The Company has an Employee Stock Purchase Plan (“ESOP”) by which employees can receive Company stock based on Company Contributions, except those employees covered by a collective bargaining agreement that does not provide for participation in the ESOP.  Company contributions to the ESOP are discretionary and may vary from year to year.  The Company’s annual contribution to the ESOP, if any, is allocated among the eligible employees of the Company as of the end of each plan year in proportion to the relative compensation (as defined in the ESOP) earned that plan year by each of the eligible employees.  The ESOP does not provide for contributions by participating employees.  Employees vest in contributions made to the ESOP based upon their years of service with the Company.  Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participating employee will be fully vested after five years of service.  Distributions from the ESOP will not be made to employees during employment.  However, upon termination of employment with the Company, each employee will be entitled to receive the vested portion of his or her account balance.  Forfeitures are reallocated among active participants.

In March 2008, the Company issued and contributed 300,000 shares to the ESOP. In March 2007, the Company’s Board of Directors approved the purchase of 300,000 shares of its common stock.  These shares were used to fund the 2007 ESOP contribution, and the shares were contributed in April 2007.  Total Company contributions to the ESOP from inception total 3,187,000 shares.

The Company recognized compensation expense during the years ended March 31, 2009, 2008 and 2007 of $0.6 million, $1.6 million, and $2.6 million, respectively, related to its contributions to the ESOP.  Compensation expense under the ESOP is determined by multiplying the number of shares contributed by the fair market value of the shares on the date contributed, or the purchase price of the shares.  The fair value of the unearned ESOP shares contributed to the ESOP for the year ended March 31, 2008 was $0.8 million.  Due to the Company’s bankruptcy filing, the Company does not believe that the shares in the ESOP Plan will have any value upon emergence from bankruptcy.

On May 26 2009, the Company filed a motion seeking authority to terminate the ESOP effective October 31, 2008.  Upon approval after the objection date, the Company plans to effectuate a distribution by the Plan’s trustee of the accounts of all affected employees in the form of a single-lump sum stock distribution.

Retirement Savings Plans

The Company has established a Retirement Savings Plan under section 401(k) of the Internal Revenue Code (“401(k) Plan”).  Participants may contribute from 1% to 60% of their pre-tax annual compensation up to the maximum amount allowed under the Internal Revenue Code.  Participants are immediately vested in their voluntary contributions.  The Company’s Board of Directors had elected to match 50% of participant contributions up to 10% of salaries for the participants of the 401(k) Plan. The Company suspended the match effective June 1, 2008.  During the years ended March 31, 2009, 2008, and 2007, the Company recognized compensation expense associated with the matching contributions to the 401(k) Plan totaling $0.9 million, $6.0 million, and $5.1 million, respectively.  Future matching contributions, if any, will be determined annually by the Board of Directors.  Participants vest in employer contributions made to the 401(k) Plan based upon their years of service with the Company.  Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participant will be fully vested after five years of service.  Upon termination of employment with the Company, each participant will be entitled to receive the vested portion of his or her account balance.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

On March 2, 2007, the Company established the Frontier Airlines, Inc. Pilots Retirement Plan (“the FAPA Plan”) for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots’ Association. The FAPA Plan is a defined contribution retirement plan.  The Company contributes up to 6% of each eligible and active participant’s compensation.  Contributions begin after a pilot has reached two years of service and the contributions vest immediately.  Participants are entitled to begin receiving distributions of all vested amounts beginning at age 59 ½. During the years ended March 31, 2009, 2008 and 2007, the Company recognized compensation expense associated with the contributions to the FAPA Plan of $3.3 million, $3.0 million and $0.2 million, respectively.

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

For the year ended March 31, 2009, the common stock equivalents of the weighted average options, SARS, and RSUs, of 172,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive as a result of the loss during the period.  For the year ended March 31, 2009, the weighted average options, SARs, and RSUs outstanding of 3,786,000 and warrants of 3,834,000 were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.  During the years ended March 31, 2008 and 2007, interest on the convertible notes of $2,629,000 and $1,947,000, respectively, net of tax in 2007 and capitalized interest, and shares of 8,900,000 that would be issued upon assumed conversion of the convertible notes, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the year ended March 31, 2008, the common stock equivalents of the weighted average options, SARS, RSUs, and warrants outstanding of 64,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive as a result of the loss during the period.  For the years ended March 31, 2008, the weighted average options, SARs, and RSUs outstanding of 2,533,000, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the year ended March 31, 2007, the common stock equivalents of the weighted average options, SARS, RSUs, and warrants outstanding of 830,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive as a result of the loss during the period.  For the year ended March 31, 2007, the weighted average options, SARs, and RSUs outstanding of 2,116,000, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

17.  Commitments and Contingencies

Legal Proceedings

As discussed above, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York and the cases are being jointly administered under Case No. 08-11298 (RDD). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation was stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company.

From time to time, the Company is engaged in routine litigation incidental to its business.  The Company believes there are no legal proceedings pending in which the Company is a party or of which any of its property may be subject to that are not adequately covered by insurance, or which, if adversely decided, would have a material adverse affect upon its business or financial condition.

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

Purchase Commitments

As of March 31, 2009, the Company has remaining firm purchase commitments for eight additional Airbus A320 aircraft, two Bombardier Q400 aircraft and one spare Airbus engine, which have scheduled delivery dates continuing through November 2012.  The Company has not yet obtained financing for any of the scheduled aircraft deliveries which begin in July 2009.  Under the terms of the purchase agreement, the Company is required to make scheduled pre-delivery payments for these aircraft.  These payments are non-refundable with certain exceptions. As of March 31, 2009, the Company had made pre-delivery payments on future deliveries totaling $6.5 million to secure these aircraft purchases.

The Company has aggregate additional amounts due under purchase commitments and estimated amounts for buyer-furnished equipment and spare parts for purchased aircraft. The Company is not under any contractual obligations with respect to spare parts. In addition, the Company has commercial commitments under an agreement with SabreSonic™ for its passenger reservations and check-in capabilities.  The estimated aggregate amount for aircraft and other purchase commitments is $417.6 million, $65.3 million which is due in fiscal year 2010.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Fuel Consortia

The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of March 31, 2009, approximately $484.5 million principal amount of such bonds were secured by fuel facility leases at major hubs in which the Company participates, as to which each of the signatory airlines has provided indirect guarantees of the debt. The Company’s exposure is approximately $21.2 million principal amount of such bonds based on its most recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases of if other carriers default. The Company can exit all of their fuel consortia agreements with limited penalties and certain advance notice requirements. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033. The Company has not recorded a liability on the consolidated balance sheets related to these indirect guarantees.

Concentration of Credit Risk

The Company does not believe it is subject to any significant concentration of credit risk relating to receivables.  At March 31, 2009 and 2008, 53.1% and 45.4% of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards, travel agencies approved by the Airlines Reporting Corporation, tickets sold by other airlines and used by passengers on Company flights, manufacturers’ credits and the Internal Revenue Service.  Receivables related to tickets sold are short-term, generally being settled shortly after sale or in the month following ticket usage.

Employees

As of March 31, 2009, the Company had approximately 5,290 employees, of which approximately 20% are represented by unions.  Of those employees covered by collective bargaining agreements, no contracts are currently under negotiation or becoming amendable in fiscal year 2011.

Under Section 1113 of the Bankruptcy Code (“Section 1113”), the Company is permitted to reject a collective bargaining agreement if the debtor satisfies several statutorily prescribed substantive and procedural requirements under the Bankruptcy Code and obtains the Bankruptcy Court’s approval of the rejection.  Section 1113 requires a debtor to (i) make a proposal to modify its existing collective bargaining agreements based on the most complete and reliable information available at the time, (ii) bargain in good faith, and (iii) establish the proposed modifications are necessary for the debtor’s reorganization.

On October 31, 2008, the Bankruptcy Court granted the Company Section 1113 relief regarding two collective bargaining agreements with the International Brotherhood of Teamsters (“IBT”). The Bankruptcy Court granted the Company’s request for wage concessions from the IBT and adopted the Company’s proposed heavy maintenance plan. The plan allows the Company to furlough its heavy maintenance workers during periods it does not require heavy maintenance work and recall these workers during periods when it has work available. The IBT subsequently filed an appeal of the Bankruptcy Court’s order as well as a motion for a stay pending appeal with the United States District Court for the Southern District of New York (the “District Court”).  Both motions are fully briefed and remain pending before the District Court.

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

In November 2008 Transportation Workers Union (“TWU”) ratified a long-term labor agreement, which was also approved by the Bankruptcy Court. The agreement extended agreed upon wage and benefit concessions. As part of the consensual agreement, TWU was allowed a $0.4 million general non-priority unsecured claim in the Company’s bankruptcy case, which has been accrued in these consolidated financial statements.

In December 2008 aircraft appearance agents and maintenance cleaners represented by the IBT ratified a long-term labor agreement with Frontier Airlines.  The agreement provides Frontier Airlines with wage concessions through December 12, 2012.  As part of the consensual agreement, IBT was allowed a $0.5 million general non-priority unsecured claim in the Company’s bankruptcy case, which has been accrued in these consolidated financial statements.

In January 2009 the members of the Frontier Airline Pilots Association (“FAPA”) ratified an agreement effective through January 2012 in which they agreed to long-term wage concessions starting at 10% effective January 1, 2009.  FAPA represents more than 600 pilots at Frontier Airlines. As part of the consensual agreement, FAPA was allowed a $29.0 million general non-priority unsecured claim in the Company’s bankruptcy case, which has been accrued in these consolidated financial statements.

18. Operating Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company has three primary operating and reporting segments, which consist of mainline operations, Regional Partner operations, and Lynx Aviation operations.  Mainline operations include service operated by Frontier Airlines using Airbus aircraft.  Regional Partner operations included regional jet service operated by Republic and Horizon Air Industries, Inc.  Lynx Aviation’s operations, which include service operated using Bombardier Q400 aircraft, began revenue flight service on December 7, 2007.  The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss). However, the Company does not manage the business or allocate resources solely based on segment operating income or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

Financial information for the years ended March 31, 2009, 2008 and 2007 for the Company’s operating segments is as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Operating revenues:
Mainline – passenger and other (1)	$1,194,929	$1,266,796	$1,076,785
Regional Partners – passenger	17,465	113,196	94,164
Lynx Aviation – passenger	76,988	18,989	–
Consolidated	$1,289,382	$1,398,981	$1,170,949

Operating income (loss):
Mainline (2)	$9,950	$13,192	$7,496
Regional Partner	(9,185)	(33,015)	(14,191)
Lynx Aviation (3)	(17,651)	(15,207)	(3,139)
Consolidated	$(16,886)	$(35,030)	$(9,834)

	March 31, 2009	March 31, 2008
Total assets at end of period (4):
Mainline	$809,643	$1,129,123
Regional Partner	–	202
Lynx Aviation	111,424	110,338
Other (4)	8,532	10,308
Consolidated	$929,599	$1,249,971

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

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

19.  Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except for per share amounts)
2009
Revenues	$360,487	$363,994	$300,981	$263,920
Operating expenses	401,975	369,826	295,410	239,057
Operating income (loss)	(41,488)	(5,832)	5,571	24,863

Net income (loss)	$(57,739)	$(30,367)	$1,126	$(161,209)

Loss per share:
Basic	$(1.56)	$(0.82)	$0.03	$(4.36)
Diluted	$(1.56)	$(0.82)	$0.03	$(4.36)

2008
Revenues	$344,770	$372,966	$333,909	$347,336
Operating expenses	343,167	350,419	359,511	381,214
Business interruption insurance proceeds	–	300	–	–
Operating income (loss)	1,603	22,847	(25,602)	(33,878)

Net income (loss)	$(3,483)	$17,317	$(32,508)	$(41,579)

Loss per share:
Basic	$(0.10)	$0.47	$(0.89)	$(1.13)
Diluted	$(0.10)	$0.39	$(0.89)	$(1.13)

FRONTIER AIRLINES HOLDINGS, INC.
(Debtor and Debtor-in-Possession as of April 10, 2008)

Notes to the Consolidated Financial Statements, continued

20.  Subsequent Events

Debtor-in-Possession Financing

On March 20, 2009, the Bankruptcy Court approved an order authorizing a $40 million Amended and Restated DIP Credit Facility (“Amended DIP Credit Agreement”) with Republic Airways Holdings, Inc. The Amended DIP Credit Agreement provides for the payment of interest at an annual rate of 15% interest, or annual interest of 13% if the Debtors pay the interest monthly.  The Bankruptcy Court also allowed the damage claim of Republic Airways Holdings, Inc. in the amount of $150 million arising from the Debtors’ rejection of the Airline Services Agreement with Republic Airlines, Inc. and Republic Airways Holdings, Inc.   The allowance of this claim was a condition to Republic Airways Holdings, Inc. providing the Amended DIP Credit Agreement.  The Company retired the existing $30 million DIP Credit Agreement on April 1, 2009.

Aircraft transactions

In April 2009, the Company signed a lease agreement for an Airbus A320 which was delivered on April 2, 2009.

In May 2009, the Company sold an Airbus A318 at a book loss of approximately $7.5 million, however, the proceeds from the sale were in excess of the carrying value of this aircraft’s debt. Should the Company’s fleet requirements change in the future and require additional aircraft disposals, there can be no assurances that the Company would be able to sell the aircraft at book value.