Form 10-K/A
period 2009-03-31
Frontier Airlines Holdings, Inc.
filed 2009-07-29
CIK 1351548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-51890

FRONTIER AIRLINES HOLDINGS, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION as of April 10, 2008)
(Exact name of registrant as specified in its charter)

Delaware	20-4191157
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:  (720) 374-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, Par Value of $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant is a well−known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ❒ No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❒ No ☒

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ❒	Accelerated filer ❒	Non-accelerated filer ❒	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒ No ☒

The aggregate market value of common stock held by non-affiliates of the Company computed by reference to the last average bid and asked price of the Company’s common stock as of September 30, 2008 was $11.1 million.

The number of shares of the Registrant’s common stock outstanding as of July 27, 2009 was 36,945,744.

EXPLANATORY NOTE

Frontier Airlines Holdings, Inc. is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2009 (the “2009 Form 10-K”), for the purpose of providing the information required by Part III of Form 10-K.  Except as set forth in Part III below, no other changes are made to the 2009 Form 10-K.  Unless expressly stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the 2009 Form 10-K, nor does it modify or update in any way the disclosures contained in the 2009 Form 10-K.  Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Frontier Airlines Holdings, Inc. (Debtor and Debtor-in-Possession as of April 10, 2008), and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and executive officers.

Board of Directors

Name	Age	Position(s)
Sean Menke	40	President, Chief Executive Officer and Director
D. Dale Browning	72	Director
Rita M. Cuddihy	55	Director
Paul S. Dempsey	58	Director
Patricia A. Engels	58	Director
B. LaRae Orullian	76	Director
Jeff S. Potter	49	Director
Robert D. Taylor	48	Director
James B. Upchurch	50	Director

Mr. Menke has been our President, Chief Executive Officer and a Director since September 2007.  Mr. Menke was the Executive Vice President - Commercial Strategy for Air Canada from May 2007 to August 2007, and was Executive Vice President and Chief Commercial Officer for Air Canada from July 2005 to May 2007.  Mr. Menke has over 15 years of aviation experience, including serving as our Senior Vice President - Chief Operating Officer from July 2004 to July 2005, Senior Vice President - Marketing from November 2003 to June 2004, and Vice-President - Marketing and Planning from June 2000 to November 2003.  Mr. Menke held various positions with United Airlines, America West Airlines, and Western Pacific Airlines before his prior tenure at Frontier Airlines.  Mr. Menke holds an executive MBA from the University of Denver, as well as dual Bachelor’s degrees in Economics and Aviation Management from Ohio State University.

Mr. Browning has been a Director since July 1996.  He is a retired bank and bankcard executive.  Mr. Browning served from 1995 to 2001 as President and Chief Executive Officer of ProCard, Inc., Golden, Colorado, and from 1993 to 1995 as a Senior Consultant to Visa International.  He was President and Chief Executive Officer of the Colorado National Bank of Denver from 1986 through 1993, having concurrently served as Vice Chairman and Chief Operating Officer of Colorado National Bankshares and as Chief Executive Officer of Rocky Mountain BankCard System.  In 1982, he founded Plus System, Inc., an international automatic teller machine network, and served as President of that company until 1993.  Mr. Browning has served as a director of Central States Indemnity Company of Omaha since 1995.

Ms. Cuddihy has been a Director since November 2006 and is currently the Senior Vice President and Chief Operations Officer, Central Region with Marriott International, Inc.  Ms. Cuddihy served as the Senior Vice President, Renaissance North America with Marriott from November 2006 to May 2008, Regional Vice President, Northern California, Colorado, and Oklahoma for Marriott from 2004 to October 2006 and served as the Senior Vice President, Marketing for Marriott from 2002 to 2004.  Prior to joining Marriott International, Ms. Cuddihy served as the President and Chief Executive Officer of US Airways Shuttle and in several executive level positions at US Airways from 1992 to 2001 in the areas of customer service, planning and marketing.  Ms. Cuddihy has almost 30 years of airline and travel industry experience, primarily in the areas of marketing and planning.

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

Ms. Orullian has been a Director since July 1994 and served as Chair of our board of directors from 1995 until 2001, when she became Vice Chair.  Ms. Orullian continues to serve as Vice Chair of our board of directors with Dr. Dempsey.  She is currently the Corporate Secretary of Delta Dental Colorado.  From 1999 to 2003, she served on the board of directors and audit committee of Anthem, Inc., a publicly traded company headquartered in Indiana with operations in several states.  Ms. Orullian is also on the board of directors of several other non-publicly traded companies in Colorado and Utah.  In addition, she is past National President and former Chair of the Girl Scouts of the USA.  Among numerous other business and civic activities, Ms. Orullian currently sits on the Colorado Supreme Court Disciplinary Hearing Board, and serves on the Board of Directors of Colorado Public Television / KBDI, Channel 12-TV.  She was awarded a Doctorate in Humane Letters from Whittier College in 2004.

Mr. Potter has been a Director since May 2001 and was formerly our President and Chief Executive Officer from April 2002 to August 2007.  Mr. Potter has been the Chief Executive Officer of Exclusive Resorts, a luxury destination club, since August 2007.  Mr. Potter was our Executive Vice President and Chief Operating Officer in May 2001 and was appointed President in August 2001.  Mr. Potter served as Chief Executive Officer of Vanguard Airlines from May 2000 to April 2001.  Prior to working for Vanguard Airlines, he was our Vice President of Marketing from 1995 to April 2000.  Mr. Potter has over 20 years of airline and airline related experience, including regional director of commercial marketing for McDonnell Douglas Corporation and various positions with Pacific Southwest Airlines, Continental Airlines, Northwest Airlines, and the former Frontier Airlines.

Mr. Taylor has been a Director since September 2006 and is a Founding Partner of Centinela Capital Partners, an alternative investment management firm focused on investments in and alongside emerging managers.  Prior to joining Centinela, Mr. Taylor was a founding partner of Blue Capital, a middle market private equity firm whose investment strategy centered on post-acquisition value-creation.  While at Blue Capital, Mr. Taylor was responsible for all aspects of the investment process and firm leadership.  Prior to starting Blue Capital, Mr. Taylor was a partner at McKinsey & Company.  Mr. Taylor has served on the boards of numerous private companies, none of which are our affiliates or are publicly traded.  He also serves or has served on the board of several not-for-profit organizations, including the National Urban League, where he is currently Senior Vice Chairman, the Los Angeles Urban League, California Science Center, Stanford Graduate School of Business Management Board, and Stanford Law School Board of Visitors.  Mr. Taylor earned a B.S. in engineering, summa cum laude, from California State University, Northridge (1982), a J.D. from Stanford Law School (1986), and an MBA from the Stanford Graduate School of Business (1986).

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

Name	Age	Position
Ann E. Block	59	Senior Vice President, People
Edward M. Christie III	38	Senior Vice President and Chief Financial Officer
Gerard A. Coady	52	Senior Vice President and Chief Information Officer
Christopher L. Collins	50	Executive Vice President and Chief Operations Officer
Matthew R. Henry	43	Vice President and General Counsel
Heather R. Iden	36	Vice President and Controller

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

CORPORATE GOVERNANCE

Audit Committee

We have a separately-designated standing audit committee. During our fiscal year ended March 31, 2009, the members of the audit committee were D. Dale Browning, Rita Cuddihy, Patricia A. Engels, B. LaRae Orullian (Chair), and Robert D. Taylor (Vice Chair), each of whom was an “independent director,” as defined by applicable securities laws and NASDAQ listing standards.  Although our common stock was delisted from the NASDAQ Stock Exchange effective May 22, 2008, we continue to apply the independence criteria set forth in the NASDAQ listing standards.  The board of directors has determined that both D. Dale Browning and B. LaRae Orullian qualify as “audit committee financial experts.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all required reports of our officers, directors and 10% stockholders under Section 16(a) were timely filed during the fiscal year ended March 31, 2009.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

The table below summarizes the cash and non-cash compensation awarded to, earned by or paid to (i) the individual who served as our Chief Executive Officer during the fiscal year ended March 31, 2009, (ii) our next two most highly compensated executive officers during the fiscal year ended March 31, 2009, and (iii) any former executive officer who would have been among the two most highly compensated executive officers during the fiscal year ended March 31, 2009 but for the fact that such individual did not serve as an executive officer on March 31, 2009 (each, a “named executive officer” or “NEO”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (a)	Option Awards ($) (b)	All Other Compensation ($) (c)		Total ($)

Sean Menke,	2009	$268,598	$110,501	$422,000	$382		$801,481
President and CEO (d)	2008	$183,542	$161,100	$310,520	$527,526	(e)	$1,182,688

Christopher L. Collins,	2009	$228,869	$75,000	$301,428	$2,379		$605,848
Executive VP and COO	2008	$263,828	$82,218	$160,346	$18,606		$524,998

Gerard A. Coady,	2009	$198,277	$40,499	$244,517	$285		$483,578
Sr. VP and CIO	2008	$199,785	$16,513	$38,767	$1,905		$256,970

(a)
This column represents the dollar amount recognized as compensation expense for financial statement purposes with respect to fiscal year 2009 and 2008 for the fair value of restricted stock granted in each fiscal year in accordance with SFAS 123R. Restricted stock awards are valued at the closing market price on the date of grant. Based on the Company’s Plan of Reorganization (as defined below), however, these awards have no value and will be cancelled upon the confirmation of the Plan of Reorganization.  For additional information on the valuation assumptions with respect to the 2009 grants, refer to  Note 14 – Equity Based Compensation Plans of the Notes to the Consolidated Financial Statements in the 2009 Form 10-K .

(b)
This column represents the dollar amount recognized as compensation expense for financial statement reporting purposes with respect to the 2009 and 2008 fiscal year for the fair value of stock option stock appreciation rights granted in each fiscal year in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  Based on the Company’s Plan of Reorganization, however, these awards have no value and will be cancelled upon the confirmation of the Plan of Reorganization.  For additional information on the valuation assumptions with respect to the 2009 grants, refer to  Note 14 – Equity Based Compensation Plans of the Notes to the Consolidated Financial Statements in the 2009 Form 10-K .

(c)	This column includes the value of the ESOP allocated and the 401(k) match we paid to each named executive officer in fiscal year 2009 and fiscal year 2008.
(d)	Mr. Menke is also a director, but receives no additional compensation for his service as a director.
(e)	Includes $522,537 in payments related to the buyout of Mr. Menke’s contract with Air Canada, including the taxes associated with the buyout.

Narrative to Summary Compensation Table

Bankruptcy

On April 10, 2008, Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc., filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York.  The cases are being jointly administered under Case No. 08-11298 (RDD). See Item 1, “Business” and Item 1A, “Risk Factors” in the 2009 Form 10-K for more information. Because of the bankruptcy filings, the compensation-setting process and any decisions regarding compensation of our executive officers varied significantly from the process and decisions previously used in fiscal year 2008 and prior years.  We cannot predict what compensation arrangements may be put in place for our executive officers during our bankruptcy proceedings or thereafter.

After filing for bankruptcy on April 10, 2008, we instituted a salary reduction program that is currently in effect.  Under the reduction program, Sean Menke, our President and Chief Executive Officer, agreed to a 20% reduction in his base salary, and other officers agreed to a 10% reduction in such officer’s base salary for the fiscal year ended March 31, 2009.

On June 22, 2009, we announced our entry into an investment agreement with Republic Airways Holdings, Inc. (“Republic”) by which Republic will serve as equity sponsor for our plan of reorganization (“Plan of Reorganization”), allowing Republic to purchase 100% of the equity in the reorganized company for $108.75 million. The plan sponsorship agreement is subject to bankruptcy court approval and various conditions.

Severance Plan

In June 2008 the United States Bankruptcy Court for the Southern District of New York approved a severance plan that would provide our executive officers and certain other employees with severance if they were terminated without cause.  The payments to each of our executive officers cannot exceed $144,180, and are subject to reduction under the plan’s mitigation requirements.  The compensation committee believes that this plan was necessary to encourage the executive officers and other employees to continue in employment with us during our bankruptcy proceedings.  Such severance arrangements may be modified or cancelled in connection with our Chapter 11 proceedings and any exit or reorganization plan.

Equity Grants

The compensation committee granted restricted stock awards and SOSARs to our named executive officers on April 1, 2008.  50% of the restricted stock award vests one year from the grant date and the remaining 50% of the restricted stock awards will vest on the third anniversary of their grant date; 50% of the SOSARs award will vest one year from the grant date and the remaining 50% of the SOSARs will vest 20% after the first anniversary of the grant date with the remainder vesting 20% on the next four anniversaries of the initial vesting date. Based on the Company’s Plan of Reorganization, however, these awards have no value and will be cancelled upon the confirmation of the Plan of Reorganization.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes the unexercised options and unvested stock awards as of March 31, 2009 for each of the named executive officers listed in the Summary Compensation Table who continued to serve as executive officers on March 31, 2009.  Based on the Company’s Plan of Reorganization, however, these awards have no value and will be cancelled upon the confirmation of the Plan of Reorganization.

	Option/SOSAR Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Sean Menke	20,000	80,000	(a)	$5.75	09/07/17
Sean Menke						30,000	(b)	$75,900
Sean Menke	100,000			$2.11	04/01/18
Sean Menke	20,000	80,000	(c)	$2.11	04/01/18
Sean Menke						26,185	(d)	$55,250
Christopher Collins	1,931	1,287	(e)	$8.76	1/09/16
Christopher Collins						731	(f)	$1,542
Christopher Collins						6,402	(g)	$13,508
Christopher Collins	12,364	8243	(h)	$7.42	04/03/16
Christopher Collins						8,333	(i)	$17,583
Christopher Collins	11,396	17,094	(j)	$6.00	04/02/17
Christopher Collins						6,000	(k)	$12,660
Christopher Collins	4,000	16,000	(l)	$5.37	08/14/17
Christopher Collins	71,428			$2.11	04/01/18
Christopher Collins	14,286	57,143	(c)	$2.11	04/01/18
Christopher Collins						17,772	(d)	$37,499
Gerard Coady	4,131	6,197	(m)	$6.31	5/11/17
Gerard Coady						3,020	(n)	$6,372
Gerard Coady	92	370	(o)	$2.53	3/7/18
Gerard Coady						117	(p)	$247
Gerard Coady	57,857			$2.11	4/01/18
Gerard Coady	11,571	46,286	(c)	$2.11	4/01/18
Gerard Coady						9,597	(d)	$20,250
_______________________________________________________________________________________
(a)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 09/07/07.
(b)	Unvested restricted stock shares will vest on 09/07/12.
(c)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 04/01/08.
(d)	Unvested restricted stock shares will vest on 04/01/11.
(e)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 01/09/16.
(f)	Unvested restricted stock shares will vest on 01/09/11.
(g)	Unvested restricted stock shares will vest on 04/03/11.
(h)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 04/03/06.
(i)	Unvested restricted stock shares will vest on 04/02/12.

(j)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 04/02/07.
(k)	Unvested restricted stock shares will vest on 08/14/12.
(l)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 08/14/07.
(m)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 05/11/07.
(n)	Unvested restricted stock shares will vest on 05/14/12.
(o)	Unvested SOSARs will vest in the amount of 20% on each anniversary date of the original grant on 03/07/08.
(p)	Unvested restricted stock shares will vest on 03/07/13.

Potential Payments on Terminations or Change in Control

As of March 31, 2009, our NEOs did not have any special guaranteed payments due on retirement or change of control.  In June 2008, the United States Bankruptcy Court for the Southern District of New York approved a severance plan that would provide our executive officers and certain other employees with severance if they were terminated without cause or terminated for “good reason” following a change in control.  Please see Narrative to Summary Compensation Table above.

Compensation of Directors

The table below summarizes the total compensation paid to or earned by each of the non-employee directors for the fiscal year ended March 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)	Total ($)
D. Dale Browning	$13,313	$	$13,313
Rita M. Cuddihy	$8,688	$	$8,688
Paul S. Dempsey	$7,750	$	$7,750
Patricia A. Engels	$10,938	$	$10,938
B. LaRae Orullian	$11,750	$	$11,750
Jeff S. Potter (c)	$6,250	$	$6,250
Robert D. Taylor	$9,438	$	$9,438
James B. Upchurch	$7,375	$	$7,375

(a)     During the fiscal year ended March 31, 2009, none of the directors received any stock awards.

As of March 31, 2009, each non-employee director had the following number of stock options and restricted stock units outstanding:

Name	Stock Awards (#)	Option Awards (#)
Dale D. Browning	8,033	15,000
Rita M. Cuddihy	6,033	—
Paul S. Dempsey	8,033	37,500
Patricia A. Engels	8,033	10,000
B. LaRae Orullian	8,033	10,000
Jeff S. Potter	5,850	—
Robert D. Taylor	9,141	—
James B. Upchurch	8,033	30,000

During our fiscal year ended March 31, 2009, each director received: (a) a quarterly retainer of $2,500; (b) board meeting fees of $750 per meeting attended in person and $375 per meeting attended telephonically.  Mr. Browning also received a $2,500 annual retainer for serving as the chair of the board; Ms. Orullian also received a $2,500 annual retainer for serving as the chair of the audit committee; Ms. Engels received an annual retainer of $1,500 for serving as the chair of the compensation committee; and Mr. Dempsey received an annual retainer of $1,500 for serving as the chair of the nominating and corporate governance committee.  The directors did not receive any additional compensation or fees for attending committee meetings.  Following our bankruptcy filing, the directors agreed to reduce their annual retainer and board meeting fees by fifty percent (50%).

We reimburse all of our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the board and committees on which they serve, and we permit them, their spouses, and dependent children to fly without charge on our scheduled flights on a stand-by basis.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2009.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights ($ )	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders (1)	3,225,086	$6.51	229,000
Equity compensation plans not approved by stockholders	—	—	—
Total	3,225,086		229,000

(1)    As of March 31, 2009, these figures include 2,585,739 outstanding options and SOSARs with a weighted average exercise price of $7.14, 409,469 restricted stock units with a weighted average grant date market value of $4.99, and 229,878 cash settled RSUs with a weighted average grant date market value of $2.11.  See Note 14 of Notes to Financial Statement in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for a description of equity based compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 28, 2009 by: (i) each director and nominee for director; (ii) each current executive officer listed in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) each person who we know owns beneficially more than five percent of our outstanding common stock.  Unless otherwise specified, the address of each person named is 7001 Tower Road, Denver Colorado 80249-7312.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Ownership (1)
Directors and Named Executive Officers:

D. Dale Browning	65,108	(2)	*
Rita M. Cuddihy	1,000		*
Paul S. Dempsey	42,608	(3)	*
Patricia A. Engels	19,108	(4)	*
B. LaRae Orullian	55,333	(5)	*
Jeff S. Potter	-0-		*
Robert D Taylor	7,216	(6)	*
James B. Upchurch	35,108	(7)	*
Sean Menke	27,379	(8)	*
Christopher L. Collins	19,496	(9)	*
Gerard A. Coady	10,489	(10)	*
Other Executive Officers	316,558	(11)	*
All directors and executive officers as a group (15 persons)	599,403	(12)	1.62%

* Less that 1 percent.

(1)
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from July 28, 2009 upon the exercise of options, warrants or convertible securities that are held by such person. This table assumes a base of 36,945,744 shares of common stock outstanding as of July 28, 2009 which number does not include shares underlying outstanding options, warrants or convertible securities. This table also assumes an individual’s SOSARs will not result in any share ownership.  Due to the Company’s Chapter 11 filing the SOSARs do not have any appreciation value and will not result in any award, and under the Company’s Plan of Reorganization, these awards will be cancelled upon the confirmation of the Plan of Reorganization.

(2)	Includes 15,000 shares subject to vested options, 2,000 shares under vested restricted stock units, and 3,108 restricted stock units that will vest within 60 days.

(3)	Includes 37,500 shares subject to vested options, 2,000 shares under vested restricted stock units, and 3,108 restricted stock units that will vest within 60 days.

(4)	Includes 10,000 shares subject to vested options, 2,000 shares under vested restricted stock units, and 3,108 restricted stock units that will vest within 60 days.

(5)	Includes 10,000 shares subject to vested options, 2,000 shares under vested restricted stock units, and 3,108 restricted stock units that will vest within 60 days.

(6)	Includes 6,216 shares under vested restricted stock units.

(7)	Includes 30,000 shares subject to vested options, 2,000 shares under vested restricted stock units, and 3,108 restricted stock units that will vest within 60 days.

(8)	Includes 26,185 shares under vested restricted stock units and 1,194 vested shares allocated under the ESOP.

(9)	Includes 17,773 shares under vested restricted stock units and 1,723 vested shares allocated under the ESOP.

(10)	Includes 9,597 shares under vested restricted stock units and 892 vested shares allocated under the ESOP.

(11)	Includes 278,835 shares subject to vested options, 16,885 shares under vested restricted stock units, and 20,838 vested shares allocated under the ESOP.

(12)	Includes 381,335 shares subject to vested options, 102,196 shares under vested restricted stock units, and 24,647 vested shares allocated under the ESOP.

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

ITEM 14.  Principal Accounting Fees and Services

The following table presents fees for audit services and other professional services provided by KPMG LLP for fiscal years ended March 31, 2009 and 2008:

	2009	2008

Audit Fees	$879,452	$987,196
Audit-related Fees	35,000	32,500
Audit and Audit-related Fees	914,452	1,019,696
Tax Fees	3,069	3,404

All other Fees	-	–
Total Fees	$917,521	$1,023,100

For purposes of the preceding table, the professional fees are classified as follows:

Audit fees consist of fees for professional services provided in connection with the audit of the consolidated financial statements, the audit of internal control over financial reporting, and review of quarterly consolidated financial statements on Form 10-Q, including bankruptcy related transactions.

Audit-related fees relate to the audit of passenger facility charges.

Tax fees include fees for tax compliance.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC rules regarding auditor independence, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  Prior to engaging the independent auditors, the audit committee reviews a list of audit, audit-related, and tax services that the independent auditor expects to provide during the fiscal year, as well as the proposed fees for each of these services.  The audit committee pre-approves the services and the related proposed fees if the services are compatible with maintaining the auditor’s independence.  During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the initial annual proposal.  In those instances, the audit committee must pre-approve the additional services and related fees before the independent auditors may be engaged to provide the additional services.  All services KPMG LLP performed during fiscal year 2009 were approved under the audit committee’s pre-approval guidelines.

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

10.1
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

10.12
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of July 29, 2009.

FRONTIER AIRLINES HOLDINGS, INC.

By:	/s/ SEAN E. MENKE
	Name:	Sean E. Menke
	Title:	Chief Executive Officer and Director (Principal Executive Officer)