Form 10-Q
period 2009-06-30
Frontier Airlines Holdings, Inc.
filed 2009-08-19
CIK 1351548

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51890

FRONTIER AIRLINES HOLDINGS, INC.
(DEBTOR AND DEBTOR-IN-POSSESSION as of April 10, 2008)
(Exact name of registrant as specified in its charter)

Delaware	20-4191157_________
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

7001 Tower Road, Denver, CO	80249_
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (720) 374-4200

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

The number of shares of the Company’s Common Stock outstanding as of August 17, 2009 was 36,945,744.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2009 and March 31, 2009 (unaudited)	1
	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2009 and 2008	2
	Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2009 and 2008	3
	Notes to the Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 3.	Defaults Upon Senior Securities	47

Item 6.	Exhibits	48

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$69,401	$71,793
Restricted cash and investments (note 7)	161,042	134,359
Receivables, net of allowance for doubtful accounts of $1,371 and $1,380 at June 30, 2009 and March 31, 2009, respectively	37,473	40,469
Prepaid expenses and other assets	19,946	19,474
Inventories, net of allowance of $589 and $534 at June 30, 2009 and March 31, 2009, respectively	13,387	12,464
Other assets	639	1,463
Total current assets	301,888	280,022
Property and equipment, net (note 9)	571,048	610,434
Security and other deposits	27,097	25,420
Prepaid maintenance payments	131,326	–
Aircraft pre-delivery payments	7,835	6,466
Restricted cash	2,987	2,987
Deferred loan fees and other assets	10,031	4,270
Total Assets	$1,052,212	$929,599

Liabilities and Stockholders' Equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$41,440	$44,890
Air traffic liability	159,682	145,156
Other accrued expenses (note 11)	50,879	54,227
Short-term borrowings	3,000	3,000
Debtor-in-possession loan (note 12)	40,000	30,000
Deferred revenue and other liabilities (note 10)	14,070	15,759
Total current liabilities not subject to compromise	309,071	293,032
Deferred revenue and other liabilities (note 10)	18,051	18,833
Other note payable (note 12)	3,000	3,000
Total liabilities not subject to compromise	330,122	314,865
Liabilities subject to compromise (note 5)	682,300	708,661
Total liabilities	1,012,422	1,023,526

Stockholders' equity (deficit):
Preferred stock, no par value, authorized 1,000,000 shares; none issued	–	–
Common stock, no par value, stated value of $.001 per share, authorized 100,000,000 shares; 36,945,744 and 36,945,744 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	37	37
Additional paid-in capital	197,328	197,102
Retained deficit (notes 3 and 13)	(157,575)	(291,066)
Total stockholders' equity (deficit)	39,790	(93,927)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,052,212	$929,599

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Revenues:
Passenger	$253,524	$349,091
Cargo	1,457	1,699
Other	20,628	9,697

Total revenues	275,609	360,487

Operating expenses:
Flight operations	39,284	46,465
Aircraft fuel	69,124	174,389
Aircraft lease	28,070	29,524
Aircraft and traffic servicing	43,331	46,422
Maintenance	14,424	29,736
Promotion and sales	27,655	32,889
General and administrative	15,065	12,832
Operating expenses - regional partners	–	26,650
Employee separation and other charges	–	574
Loss (gains) on sales of assets, net	69	(8,833)
Depreciation	9,266	11,327

Total operating expenses	246,288	401,975

Operating income (loss)	29,321	(41,488)

Nonoperating income (expense):
Interest income	249	1,291
Interest expense (contractual interest expense was $6,231 and $8,318 for the periods ending June 30, 2009 and 2008, respectively) (note 12)	(5,082)	(7,294)
Loss from early extinguishment of debt	(185)	(239)
Other, net	155	(1,422)

Total nonoperating expense, net	(4,863)	(7,664)

Income (loss) before reorganization items and income tax expense	24,458	(49,152)

Reorganization expenses (note 4)	14,946	45,548

Income (loss) before income tax expense	9,512	(94,700)

Income tax expense	532	–

Net income (loss)	$8,980	$(94,700)

Income (loss) per share (note 15):
Basic and diluted	$0.24	$(2.56)

Weighted average shares of common stock outstanding:
Basic	36,946	36,946
Diluted	37,299	36,946

See accompanying notes to consolidated financial statements.

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$8,980	$(94,700)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities prior to reorganization items:
Compensation expense under long-term incentive plans and employee stock ownership plans	226	563
Depreciation and amortization	9,924	11,536
Provisions recorded on inventories and assets beyond economic repair	292	395
Loss (gains) on disposal of equipment and other, net	69	(8,833)
Mark to market gains on derivative contracts	(1,455)	(7,352)
Proceeds received from settlement of derivative contracts	–	23,151
Loss on early extinguishment of debt	185	239
Unrealized loss on short-term investments	–	1,320
Reorganization items	14,946	45,548
Changes in operating assets and liabilities:
Restricted cash and investments	(26,683)	(41,384)
Receivables	2,997	624
Deposits on fuel hedges and other deposits	(2,900)	(800)
Prepaid maintenance payments	(6,815)	–
Prepaid expenses and other assets	(472)	(2,852)
Inventories	(977)	(1,453)
Other assets	(14)	(146)
Accounts payable	(2,920)	14,271
Air traffic liability	14,526	10,886
Other accrued expenses	(5,182)	(14,422)
Deferred revenue and other liabilities	(2,471)	(773)
Net cash provided (used) by operating activities before reorganization	2,256	(64,182)

Cash flows from reorganization activities:
Net cash used by reorganization activities	(4,014)	(3,871)

Total net cash used by operating activities	(1,758)	(68,053)

Cash flows from investing activities:
Aircraft lease and purchase deposits made	(3,130)	(1,247)
Aircraft lease and purchase deposits returned	92	–
Proceeds from the sale of property and equipment and assets held for sale	108	59,304
Capital expenditures	(1,209)	(4,949)
Proceeds from the sales of aircraft – reorganization	19,996	–
Net cash provided by investing activities	15,857	53,108

(Continued)

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	June 30,	June 30,
	2009	2008

Cash flows from financing activities:
Proceeds from debtor-in-possession loan (post-petition)	10,000	–
Extinguishment of long-term borrowings	–	(33,754)
Principal payments on long-term borrowings	(6,135)	(12,741)
Payment of financing fees	(1,485)	(83)
Extinguishment of long-term borrowings – reorganization item	(18,871)	–
Net cash used in financing activities	(16,491)	(46,578)

Net decrease in cash and cash equivalents	(2,392)	(61,523)

Cash and cash equivalents, beginning of period	71,793	120,837

Cash and cash equivalents, end of period	$69,401	$59,314

See accompanying notes to consolidated financial statements

FRONTIER AIRLINES HOLDINGS, INC. AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of April 10, 2008)
Notes to Consolidated Financial Statements
June 30, 2009

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

On July 8, 2009, the Debtors entered into an Amended and Restated Investment Agreement with Republic Airways Holdings, Inc. (the “Investment Agreement”) that was approved by the Bankruptcy Court on July 13, 2009. Under the terms of the Investment Agreement, Republic Airways Holdings, Inc. (“Republic”) made a stalking horse offer to acquire 100% ownership of the Debtors for an aggregate purchase price of $108.8 million. The Investment Agreement also established an auction process allowing the Debtors to solicit proposals and bids from third parties and to terminate the Investment Agreement if the Debtors received a higher or otherwise better offer. Under the auction process, interested parties had to submit preliminary non-binding proposals no later than August 3, 2009, and final binding proposals no later than August 10, 2009. On July 30, 2009, Southwest Airlines Co. submitted its initial non-binding proposal to participate in the auction process and subsequently submitted a binding proposal on August 10, 2009. On August 13, 2009, the Debtors concluded the auction and determined that Republic had submitted the highest and otherwise best proposal for the purchase of the Debtors. As part of the winning proposal, Republic agreed to waive recovery on its allowed $150.0 million unsecured claims increasing the potential recovery for the remaining unsecured claims. The Debtors entered into the Second Amended and Restated Investment Agreement with Republic on August 13, 2009. This revised Investment Agreement retains a purchase price of $108.8 million, with $28.8 million of the purchase price allocated to payment of the unsecured creditors. Under the revised Investment Agreement and the Debtors’ Plan of Reorganization, the Company’s current outstanding common stock will have no value and will be canceled. No assurance can be provided as to what values will ultimately be realized by holders of claims against the Debtors.  The Debtors disclaim any responsibility for correcting or updating any recovery estimates provided herein or elsewhere, and any such estimates shall not be binding against the Debtors and should not be relied upon by any party.  Caution should be exercised with respect to existing and future investments in any of the Debtors' liabilities or securities (including the prepetition stock of Frontier Holdings, which will have no value and will be cancelled if the Debtors' proposed plan of reorganization is approved and consummated).

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

Proofs of Claim

As permitted under the bankruptcy process, the Company’s creditors filed proofs of claim with the Bankruptcy Court. The total amount of the claims that were filed far exceeds the Company’s estimate of ultimate liability. The Company believes many of these claims are invalid because they are duplicative, are based upon contingencies that have not occurred, have been amended or superseded by later filed claims, or are otherwise overstated. Differences in amounts between claims filed by creditors and liabilities shown in the Company’s records are being investigated and resolved in connection with the Company’s claims resolution process. While the Company has made significant progress to date, the Company expects this process to continue for some time and believe that further reductions to the claim register will enable the Company to more precisely determine the likely range of creditor distributions under a proposed plan of reorganization. At this time, the Company cannot determine the ultimate number and allowed amount of the claims.

Executory Contracts and Determination of Allowed Claims

Under Section 365 and other relevant sections of the Bankruptcy Code (“Section 365”), the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-Q, including where applicable, the Debtors’ express termination rights or a quantification of the Debtors’ obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code. Claims may arise as a result of rejecting any executory contract. As of the date of this filing, the Company’s most significant rejected executory contract is the Republic Airlines, Inc. (“Republic”) regional partner contract. The Company has recorded the amount of the allowed claim of $150.0 million. The consolidated financial statements also include allowed claims of $29.8 million related to union labor agreements (not including the $7.1 million unsecured claim related to a subsequent settlement with IBT which will be recorded in the fiscal second quarter) and one rejected real property lease agreement in the amount of $1.0 million. The consolidated financial statements do not include the effects of any claims not yet allowed in the case if the Company has determined it is not able to estimate the amount that will be allowed. Known and determinable claims are recorded in accordance with Statements of Financial Accounting Standards No. 5, Accounting for Contingencies. Certain claims may have priority above those of general unsecured creditors.

Creditors’ Committee

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The Creditors’ Committee has been generally supportive of the Debtors’ positions on various matters and is supportive of the Debtors’ proposed plan of reorganization; however, there can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

Plan of Reorganization

On June 22, 2009, the Debtors filed their Motion for Approval of Disclosure Statement and Solicitation Procedures. Also on July 22, 2009 the Bankruptcy Court entered its order approving the Disclosure Statement for the Debtors’ Joint Plan of Reorganization and established the solicitation and voting procedures for the Debtor’s Plan of Reorganization.  The Debtors’ Plan of Reorganization is based on the Investment Agreement.  The creditors’ votes either for or against, and any objections to, the Debtors’ Plan of Reorganization must be submitted on or before August 28, 2009.  The confirmation hearing on the Debtors’ Plan of Reorganization is currently scheduled for September 10, 2009. Assuming the Debtors’ Plan of Reorganization is confirmed at that hearing, the Debtors expect to consummate the Plan and the Investment Agreement and emerge from Chapter 11 in September 2009. There can be no assurance at this time, however, that the Plan of Reorganization will be confirmed by the Bankruptcy Court, or that the plan will be implemented successfully.

The Plan of Reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or an equity interest in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

Automatically, upon commencing a Chapter 11 case, a debtor has the exclusive right for 120 days after the petition date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of its plan. The Bankruptcy Court may extend these periods, and has done so in these cases. In May 2009, the Bankruptcy Court extended the Debtors’ exclusive filing and acceptance deadlines to October 9, 2009, and December 9, 2009, respectively. If the Debtors’ exclusivity period lapses, any party in interest will be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, the Plan of Reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

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

2.	Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

In accordance with U.S. generally accepted accounting principles (“GAAP”), the Company has applied American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), fees and penalties associated with the temporary payment default on aircraft loans and other provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items in the accompanying consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in the consolidated balance sheet at June 30, 2009 as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts (see Note 5).

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

Financial results, as measured by net income, for the Company and airlines in general, are seasonal in nature. Historically, the financial results for the Company’s first and second fiscal quarters generally have exceeded its third and fourth fiscal quarters. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the Company’s bankruptcy and other factors, operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.

Nature of Business

Frontier Airlines Holdings provides air transportation for passengers and freight through its wholly-owned subsidiaries. On April 3, 2006, Frontier Airlines completed a corporate reorganization (the “Reorganization”) and as a result, Frontier Airlines became a wholly-owned subsidiary of Frontier Airlines Holdings, a Delaware corporation. Frontier Airlines was incorporated in the State of Colorado on February 8, 1994 and commenced operations on July 5, 1994. In September 2006 the Company formed a new subsidiary, Lynx Aviation. The Company currently operates routes linking its Denver, Colorado hub to over 50 destinations including destinations in Mexico and Costa Rica. As of June 30, 2009, the Company operated a fleet of 38 Airbus A319 aircraft, ten Airbus A318 aircraft, three Airbus A320 aircraft, and ten Bombardier Q400 aircraft (operated by Lynx Aviation) from its base in Denver, Colorado and had approximately 5,300 employees (4,800 full-time equivalents).

Midwest Code Share

On June 25, 2009, Frontier Airlines entered into a codeshare agreement with Milwaukee-based Midwest Airlines (“Midwest”). Under the codeshare, Frontier's code will be placed on Midwest flights in select markets, providing customers the ability to connect in Milwaukee to destinations in the Ohio Valley and East Coast, including Cleveland, Fort Myers, Indianapolis, Nashville, New York-LaGuardia, Orlando, Philadelphia, Pittsburgh, Tampa and Washington, D.C.-National. Similarly, Midwest's code will be placed on Frontier flights in select markets, allowing their customers to connect in Denver to Frontier and Lynx Aviation destinations including Aspen, Colorado Springs, Boise, Billings, Bozeman, Rapid City and other destinations in the Rocky Mountain region. Travelers can purchase tickets and fly on the codeshare routes beginning September 1, 2009. Additional codeshare cities will be added following the initial launch. In addition to the codeshare, a new marketing relationship is planned to include a reciprocal frequent flyer agreement, allowing members of the Frontier EarlyReturns and the Midwest Miles programs to earn and redeem miles on either airline.

Lynx Aviation

Frontier Holdings entered into a purchase agreement with Bombardier, Inc. for ten Q400 turboprop aircraft, each with a seating capacity of 74, with the option to purchase ten additional aircraft. The purchase agreement was assumed by Lynx Aviation, and Lynx Aviation took title of the first ten aircraft delivered during the year ended March 31, 2008. The aircraft are operated by Lynx Aviation under a separate operating certificate. Lynx Aviation may exercise its options to purchase the remaining option aircraft no later than 12 months prior to the first day of the month of the scheduled delivery date. On July 31, 2008 and January 26, 2009, Lynx Aviation exercised its purchase options on the first and second of the ten additional aircraft for delivery dates in August 2009 and February 2010, respectively. When taking into account the exercised options as well as those options the Company has elected not to exercise, Lynx Aviation has remaining purchase options for three aircraft.

Lynx Aviation has entered into a capacity purchase agreement with Frontier Airlines, effective December 7, 2007, whereby Frontier Airlines pays Lynx Aviation a contractual amount for the purchased capacity regardless of the revenue collected on those flights. The amount paid to Lynx Aviation is based on operating expenses plus a margin. The payments made under this agreement are eliminated in consolidation, and the passenger revenues generated by Lynx Aviation are included in passenger revenues in the consolidated statements of operations. Payments to Lynx Aviation from Frontier Airlines made under the capacity purchase agreement during the three months ended June 30, 2009 and June 30, 2008 were $12.8 million and $12.0 million, respectively.  See Note 16 for operating segment information, which includes the presentation of the Company’s operating segments and how its operations impact the overall network and profitability.

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

3.	New Accounting Standards

New Accounting Standards Adopted During the Fiscal Year

EITF 08-3 ~ In June 2008, the FASB issued EITF 08-3, "Accounting by Lessees for Maintenance Deposits (“EITF 08-3”)", on the accounting for maintenance deposits under an arrangement accounted for as a lease. EITF 08-3 applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.  EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount on deposit with a lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount on deposit is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee's maintenance accounting policy. EITF 08-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. Prior to the adoption of EITF 08-3, the Company recorded its maintenance payments, or supplemental monthly payments under aircraft lease agreements, as an expense when paid.

The Company recognized the effect of the change as a change in accounting principle as of April 1, 2009, for all arrangements existing at this effective date, as an adjustment to the opening balance of retained earnings in the amount of $124.5 million. The cumulative effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this EITF 08-3 and the amounts recognized in the statement of financial position at initial application of this EITF 08-3. The Company has determined that all prepaid maintenance payments will be refunded through qualifying maintenance activities. Reserves are reimbursed based on the specific event for each specified reserve, as determined by the lease. The Company reached that conclusion through a detailed analysis of the current reserve balances and projected balances as compared to the projected ultimate cost of the underlying maintenance events. In addition, 36% of the Company’s leases provide for caps on the total reserves required. The projected ultimate cost was based on actual historical repair invoices as well as estimates. This analysis was performed by lease and by reserve type. As of April 1, 2009 and June 30, 2009, the Company anticipates no unused excess amounts to be expensed based on this analysis. The Company will continue to evaluate whether it is probable that prepaid amounts will be returned to reimburse the costs of the maintenance activities incurred. As the Company makes future payments, if they are less than probable of being returned, they will be recognized as additional expense at that time.

For income tax purposes, the Company expenses these payments as paid.  As a result of this accounting change for book purposes the Company now deducts these payments in advance of the book expense, causing a deferred tax liability.  The tax consequence of this change in accounting is approximately $48 million, which was fully offset by a reduction in the valuation allowance for deferred tax assets.

FSP APB 14-1 ~ In May 2008 the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

On December 7, 2005, the Company completed the sale of $92.0 million aggregate principal amount of 5.0% Convertible Notes due 2025 (“Convertible Notes”) in a public offering pursuant to the Company’s shelf registration statement. Holders may require the Company to repurchase the Convertible Notes for cash at a repurchase price of 100% of the principal amount plus accrued interest on December 15, 2010, 2015 and 2020. The Convertible Notes are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of 96.7352 shares per principal amount of notes (representing a conversion price of approximately $10.34 per share), subject to certain adjustments, at any time prior to maturity. The terms of the original instrument provided that upon conversion, the Company would have the right to deliver a combination of cash and shares of common stock. These Convertible Notes are subject to the provisions of FSP APB 14-1 since the notes can be settled in cash upon conversion.

The Company adopted FSP APB 14-1 on April 1, 2009. The Company concluded that the fair value of the equity component of the Convertible Notes at the time of issuance in 2005 was approximately $39.5 million. The effective borrowing rate for Convertible Notes at the time of issuance of the 5% Debentures was estimated to be 10%, which resulted in $39.5 million of the $92 million aggregate principal amount of debentures issued being attributable to equity and recorded as additional debt discount. Subsequent to the Company’s Chapter 11 bankruptcy filing, the Company stopped accruing for interest on unsecured borrowings since it was probable the interest would not be an allowed claim. Under SOP 90-7 the Company reinstated the bonds to the claim value which resulted in writing off the remaining unamortized debt discount on the balance sheet because the entire principal amount is an allowed claim. As such, the Company has reflected $37.0 million as additional reorganization expense during the three months ended June 30, 2008, eliminating any impact to equity and interest expense for the adoption of this standard for the three months ended June 30, 2009.

FAS 165 ~ In May 2009 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“FAS 165”). FAS 165 provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. FAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. FAS 165 is effective for interim and annual periods after June 15, 2009. We have adopted FAS 165 for the quarter ended June 30, 2009.

New Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. We expect to adopt FAS 168 for the quarter ended September 30, 2009.

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

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
	(In thousands)
Professional fees directly related to reorganization (a)	$4,366	$7,361
Loss on the sale of aircraft (b)	11,031	–
Gains on contract terminations cure payment reductions, net	(451)	–
Write-off of remaining unamortized debt discount (see note 3)	–	36,961
Other, net (c)	–	1,226
Total loss on reorganization items	$14,946	$45,548

(a) Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors.  Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b) Reorganization items include a loss of $7.6 million on the sale of one A318 aircraft in May 2009 and $3.4 million of accelerated depreciation for an A318 aircraft that the Company plans to sell in August 2009. These transactions were agreed upon subsequent to the Company’s bankruptcy filing as part of the Company’s efforts to restructure its fleet and were approved by the Bankruptcy Court.

(c) Other expenses incurred during the three months ended June 30, 2008 are primarily related to fees and penalties associated with the temporary payment default penalties on aircraft loans.

Net cash paid for reorganization items for the three months ended June 30, 2009 and June 30, 2008 totaled $4.0 million and $3.9 million, respectively. These amounts exclude the $1.1 million net proceeds received during the three months ended June 30, 2009 from the sale of aircraft during the Company’s reorganization process.

During the three months ended June 30, 2008 reorganization items exclude the gain on the sale of two aircraft in May 2008, because those aircraft were part of the Company’s routine operational decision to address planned reductions in capacity and desires to improve liquidity in reaction to economic conditions and fuel price increases. The Company obtained signed letters of intent and deposits on the anticipated aircraft sales prior to the Company’s unanticipated bankruptcy filing. Reorganization items also exclude employee separation and other charges, as these amounts relate to normal operations of the business rather than charges resulting from the Chapter 11 reorganization.

5.	Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. LSTC also includes certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. The Company has included secured debt as a liability subject to compromise as management believes that there remains uncertainty to the terms under a plan of reorganization.  At hearings held in April 2008, the Bankruptcy Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations (including fuel supply and fuel contracts), insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.

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

Liabilities subject to compromise consist of the following:

	June 30, 2009	March 31, 2009
	(In thousands)
Accounts payable and other accrued expenses	$52,309	$53,485
Unsecured allowed claims under Section 365	180,718	180,718
Accrued interest on LSTC	2,953	3,131
Secured debt (note 12)	354,320	379,327
Unsecured convertible notes (note 12)	92,000	92,000
Total liabilities subject to compromise	$682,300	$708,661

LSTC includes trade accounts payable related to pre-petition purchases, all of which were not paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

6.	Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“FAS 157”). This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;
Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,401	$–	$–	$69,401
Restricted cash and investments	161,042	–	–	161,042
Aircraft fuel derivatives	–	5,155	–	5,155
	$230,443	$5,155	$–	$235,598

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

Aircraft fuel derivatives

The Company’s derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The fair value of fuel hedging derivatives is recorded in other assets on the consolidated balance sheet. Refer to Note 14 for further discussion of the Company’s fuel hedging derivatives.

Liabilities

The fair value of liabilities subject to compromise will be determined upon a plan of reorganization and is not yet determinable. See Note 5.

7.	Restricted cash and investments

Restricted cash and investments primarily relates to funds held by companies that process credit card sale transactions, credit card companies and escrow funds for future charter service.  They also include cash deposits that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities.

At June 30, 2009 and March 31, 2009, restricted cash and investments consisted of the following:

	June 30,	March 31,
	2009	2009
	(In thousands)
Funds held for holdback of customer sales	$154,573	$129,404
Funds held for cash supported letters of credit and deposits on charter flights	6,469	4,955
	$161,042	$134,359

The Company has a contract with a bankcard processor that requires a holdback of bankcard funds equal to a certain percentage of air traffic liability associated with the estimated amount of bankcard transactions.  In June 2008, the Company reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback had been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008.  Beginning October 1, 2008, the court-approved stipulation allowed the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization.  Full collateralization was reached in July 2009.  As of June 30, 2009 and March 31, 2009, that amount totaled $133.6 million and $109.8 million, respectively.  In addition, a second credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $20.4 million and $18.7 million at June 30, 2009 and March 31, 2009, respectively.

8.	Equity Based Compensation Plans

For the three months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense of $226,000 and $358,000, respectively, for stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and cash settled restricted stock units granted under the Company’s 2004 Equity Plan. Unrecognized stock-based compensation expense related to unvested options and awards outstanding as of June 30, 2009 was approximately $2.8 million, and will be recorded over the remaining vesting periods of one to five years (if the Company’s Equity Incentive Plan is not canceled pursuant to a plan of reorganization).  At June 30, 2009, the weighted average remaining recognition period for options, RSU awards, and cash settled restricted stock awards was 3.3 years, 2.0 years and 1.8 years, respectively. Under the Investment Agreement and the Debtors’ Plan of Reorganization, the Company’s current outstanding common stock will have no value and will be canceled.

9.	Property and Equipment, Net

As of June 30, 2009 and March 31, 2009, property and equipment consisted of the following:

	June 30,	March 31,
	2009	2009
	(In thousands)
Aircraft, spare aircraft parts, and improvements to leased aircraft	$637,756	$667,157
Ground property, equipment and leasehold improvements	57,567	56,328
Computer software	20,221	19,354
Construction in progress	2,502	4,193
	718,046	747,032
Less accumulated depreciation	(146,998)	(136,598)

Property and equipment, net	$571,048	$610,434

Property and equipment includes capitalized interest of $3.6 million and $3.4 million at June 30, 2009 and March 31, 2009, respectively.

Sale of Aircraft

In May 2009 the Company sold one Airbus A318 aircraft for proceeds of $20.0 million, with a total net book value of $27.5 million.  This resulted in retirement of debt of $18.9 million related to the mortgage on the sold aircraft and a book loss of $7.6 million, including transaction and exit costs.

10.	Deferred Revenue and Other Liabilities

At June 30, 2009 and March 31, 2009, deferred revenue and other liabilities consisted of the following:

	June 30,	March 31,
	2009	2009
	(In thousands)
Deferred revenue primarily related to co-branded credit card	$19,148	$21,257
Deferred rent	12,457	12,799
Other	516	536

Total deferred revenue and other liabilities	32,121	34,592
Less current portion	(14,070)	(15,759)

	$18,051	$18,833

11.	Other Accrued Expenses Not Subject to Compromise

At June 30, 2009 and March 31, 2009, other accrued expenses not subject to compromise consisted of the following:

	June 30,	March 31,
	2009	2009
	(In thousands)
Accrued salaries and benefits	$30,368	$29,906
Federal excise and other passenger taxes payable	18,167	20,100
Property and income taxes payable	68	304
Other	2,276	3,917

	$50,879	$54,227

12.	Secured and Unsecured Borrowings

Secured and unsecured borrowings subject to compromise at June 30, 2009 and March 31, 2009 consisted of the following:

	June 30,	March 31,
	2009	2009
	(In thousands)
Unsecured:
Convertible Notes, fixed interest rate of 5.0% (a)	$92,000	$92,000

Secured:
Aircraft Notes, secured by aircraft:
Aircraft notes payable, fixed interest rates with a 6.75% weighted average interest rate at June 30, 2009 and March 31, 2009 (b)	45,322	46,002
Aircraft notes payable, variable interest rates based on LIBOR plus a margin, for an overall weighted average rate of 2.68% and 3.42% at June 30, 2009 and March 31, 2009, respectively (c)	306,469	330,620
Aircraft junior note payable, variable interest rate based on LIBOR plus a margin, with a rate of 4.88% at June 30, 2009 and March 31, 2009 (d)	2,529	2,705

Total secured debt	$354,320	$379,327

Borrowings not subject to compromise:
Credit Facility, secured by eligible aircraft parts (e)	$3,000	$3,000
Debtor-in-Possession loan (f)	40,000	30,000
Other note payable (g)	3,000	3,000
Total borrowings not subject to compromise	$46,000	$36,000

Total Borrowings	$492,320	$507,327

(a)	Convertible Notes and Contractual Interest Expense

In December 2005, the Company completed the sale of $92.0 million aggregate principal amount of  Convertible Notes in a public offering pursuant to the Company’s shelf registration statement.  Subsequent to the Company’s Chapter 11 bankruptcy filing, the Company records post-petition interest on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceedings or that it is probable that the interest will be an allowed claim.  Had the Company recorded interest expense based on all of its pre-petition contractual obligations, interest expense would have increased by $1.2 million during the three months ended June 30, 2009.

(b)	Secured Aircraft Notes payable – fixed interest rates

During the year ended March 31, 2008, the Company borrowed $48.3 million for the purchase of three Bombardier Q400 aircraft.  These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR. Security interests in the aircraft secure the loans.

(c)	Secured Aircraft Notes payable – variable interest rates

During the years ended March 31, 2003 through March 31, 2009, the Company borrowed $549.5 million for the purchase of 22 Airbus aircraft.  During the year ended March 31, 2009, the Company sold six aircraft with variable rate loans and entered into a sale-leaseback transaction for one of these purchased aircraft and repaid the loan balances of $123.5 million with the proceeds of the sales.   During the three months ended June 30, 2009 the Company sold one aircraft and repaid the loan balance of $18.9 million with the proceeds of the sale.  The remaining 14 senior aircraft loans have terms of 10 to 12 years and are payable in monthly installments with a floating interest rate adjusted quarterly based on LIBOR.  At the end of the terms, there are balloon payments for each of these loans.  Security interests in the aircraft secure the loans.

During the year ended March 31, 2008, the Company borrowed $32.3 million for the purchase of two Bombardier Q400 aircraft. These aircraft loans have terms of 15 years and are payable in semi-annual installments with a floating interest rate adjusted semi-annually based on LIBOR.  Security interests in the aircraft secures these loans.

(d)	Junior Secured Aircraft Notes payable – variable interest rates

During the year ended March 31, 2006, the Company borrowed an additional $4.9 million in conjunction with the purchase of an Airbus aircraft.  This junior loan has a seven-year term with quarterly installments. A security interest in the aircraft secures the loan.

(e)	Credit Facility

In March 2005 the Company entered into a two-year revolving credit facility (“Credit Facility”) to support letters of credit and for general corporate purposes. The initial Credit Facility was extended until July 2009. Under this facility, the Company was permitted to borrow the lesser of $20.0 million (“maximum commitment amount”) or an agreed upon percentage of the current market value of pledged eligible spare parts which secures this debt.  The amount available for letters of credit was equal to the maximum commitment amount under the facility less current borrowings.  Interest under the Credit Facility was based on a designated rate plus a margin.  In addition, there is a quarterly commitment fee on the unused portion of the facility based on the maximum commitment amount.  The Company had letters of credit issued of $12.1 million and cash draws of $3.0 million as of June 30, 2009. The revolving credit facility was repaid on July 21, 2009 and letters of credit were decreased to $6.1 million.  In May 2009 the Company filed a motion to approve an amendment to this agreement for an extension on two letters of credit in the amounts of $4.5 million and $1.5 million to September 30, 2009 and June 7, 2010, respectively.  Pursuant to an agreement reached with the lender as a result of the Chapter 11 filing, the Company currently cannot borrow additional amounts under this facility.

(f)	Debtor-in-Possession (“DIP”) Financing – Post-Petition

On August 5, 2008, the Bankruptcy Court approved a secured super-priority debtor-in-possession credit agreement (“DIP Credit Agreement”) with Republic Airways Holdings, Inc., Credit Suisse Securities (USA) LLC, AQR Capital LLC, and CNP Partners, LLC (the “Lenders”), each of which is a member of the Unsecured Creditor’s Committee in the Company’s Chapter 11 bankruptcy cases.  The DIP Credit Agreement contained various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants.  The DIP Credit Agreement provided for the payment of interest at an annual rate of 16% interest, or annual interest of 14% if the Debtors pay the interest monthly.  The DIP Credit Agreement matured on April 1, 2009.  On August 8, 2008, funding was provided under the DIP Credit Agreement in the amount of $30.0 million, before applicable fees of $2.1 million.

On March 20, 2009, the Bankruptcy Court approved an order authorizing a $40.0 million Amended and Restated DIP Credit Facility (“Amended DIP Credit Agreement”) with Republic Airways Holdings, Inc. The Bankruptcy Court also allowed the damage claim of Republic Airways Holdings, Inc. in the amount of $150.0 million arising from the Debtors’ rejection of the Airline Services Agreement with Republic Airlines, Inc. and Republic Airways Holdings, Inc.   The allowance of this claim was a condition to Republic Airways Holdings, Inc. providing the Amended DIP Credit Agreement.  The Company replaced the existing $30.0 million DIP Credit Agreement with the Amended DIP Credit Agreement on April 1, 2009.

(g)	Other Note Payable

In September 2008, the Bankruptcy Court approved a settlement in form of a note in satisfaction of pre-petition debt.   The note is payable in three equal installments commencing on the one-year anniversary of the effective date of the plan of reorganization and accrues interest at an annual rate of 3%.

Other Revolving Facility and Letters of Credit

In July 2005 the Company entered into an agreement with a financial institution, which was subsequently amended, for a $12.6 million revolving line of credit that permits the Company to issue letters of credit.  As of June 30, 2009, the Company had used $5.6 million under this agreement for standby letters of credit that provide credit support for certain facility leases.  The Company also entered into a separate agreement with this financial institution for a letter of credit fully cash collateralized of $2.8 million.  In June 2008 the Company entered into a stipulation with the financial institution, which was approved by the Bankruptcy Court, which resulted in the financial institution releasing its liens on working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  The Company fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued.  The total of $8.9 million in cash collateral as of June 30, 2009 is classified as restricted cash and investments on the consolidated balance sheet.  In July 2009, the Company increased letters of credit by $6.0 million to $11.6 million, which increased the amount of required cash collateralization by $6.2 million, or a total of $15.2 million.

Debt Covenants

The Company’s Chapter 11 bankruptcy filing triggered default provisions on its pre-petition debt and lease agreements.  Payment defaults were cured as of June 9, 2008 for all debt secured by aircraft.

The Amended DIP Credit Agreement includes certain affirmative, negative and financial covenants.  The Company was in compliance with these covenant requirements as of June 30, 2009.

13.	Equity

Unearned ESOP shares

On May 26, 2009, the Company filed a motion seeking authority to terminate the ESOP effective October 31, 2008.  Upon approval after the objection date, the Company plans to effectuate a distribution by the Plan’s trustee of the accounts of all affected employees in the form of a single-lump sum stock distribution.

Comprehensive Income (Loss)

A summary of the comprehensive income (loss) for the three months ended June 30, 2009 and 2008 is as follows:

	June 30,	June 30,
	2009	2008
	(In thousands)
Net income (loss)	$8,980	$(94,700)
Other comprehensive income (loss):
Reclassification of previously recognized unrealized losses now deemed other than temporary	–	299
Total comprehensive income (loss)	$8,980	$(94,401)

Retained Deficit

A summary of the components of retained earnings (deficit) is as follows (in thousands):

June 30,
2009
Retained deficit – April 1, 2009 as reported	$(291,066)
Cumulative effect of change in accounting principle	124,511
Retained deficit – April 1, 2009 as revised	(166,555)
Net income	8,980
Retained deficit – June 30, 2009	$(157,575)

14.	Fuel Hedging Transactions

Effective January 1, 2009, the Company adopted the provisions of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting.

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

The results of operations for the three months ended June 30, 2009 and 2008 include increases to the fair value of fuel hedge contracts in the amount of $1.5 million and $7.4 million, respectively, recorded as a reduction to fuel expense. Cash settlements for fuel derivatives contracts settled during the three months ended June 30, 2008 were receipts of $23.2 million.

As of June 30, 2009 the Company had entered into two call agreements for the second and third quarters of fiscal year 2010.  These call agreements required premium payments equal to the fair value at the time of purchase of $3.6 million.   The fair value of these agreements increased to $5.1 million as of June 30, 2009.
Due to the Company’s Chapter 11 filing, all fuel hedge contracts outstanding as of March 31, 2008 were terminated in May 2008 and subsequently settled.  In August 2008, the Company resumed its fuel hedging program, and as of June 30, 2009 the fair value of the hedge agreements recorded on the balance sheet was an asset of $5.1 million.

Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft (raw fuel expense).  Aircraft fuel expense also includes the impact of our fuel hedging transactions.  Aircraft fuel expenses can be very volatile due to fluctuations in prices and the timing of the settlement of our fuel hedge contracts.  The following table summarizes the components of aircraft fuel expense for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Aircraft fuel expense – mainline and Lynx Aviation	$69,124	$174,389
Aircraft fuel expense – included in regional partners	–	11,633
Total system-wide fuel expense	$69,124	186,022
Changes in fair value and settlement of fuel hedge contracts	1,455	7,352
Total raw aircraft fuel expense	$70,579	$193,374

15.	Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts) for the three months ended June 30, 2009 and 2008:

	Three months ended
	June 30,
	2009	2008
Numerator:
Net income (loss) as reported	$8,980	$(94,700)

Denominator:
Weighted average shares outstanding, basic	36,946	36,946
Effects of dilutive securities:
Employee stock awards	353	–
Adjusted weighted average shares outstanding, diluted	37,299	36,946

Earnings (loss) per share, basic	$0.24	$(2.56)
Earnings (loss) per share, diluted	$0.24	$(2.56)

During the three months ended June 30, 2009 and 2008, 8,900,000 shares that would be issued upon assumed conversion of the convertible notes were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three months ended June 30, 2008, the common stock equivalents of the weighted average options, SARS, and RSUs, of 77,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive as a result of the loss during the period.  For the three months ended June 30, 2009 and 2008, the weighted average options, SARs, and RSUs outstanding of 2,441,515 and 4,135,000, respectively, and warrants of 3,833,946 were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

16.	Operating Segment Information

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

To evaluate the separate segments of the Company’s operations, management has segregated the revenues and costs of its operations as follows:  Passenger revenue for mainline, Regional Partners and Lynx Aviation represents the revenue collected for flights operated by the Airbus fleet, the aircraft under lease through contracts with Regional Partners and the Bombardier Q400 fleet, respectively, carriers (including a prorated allocation of revenues based on miles when tickets are booked with multiple segments.).  Operating expenses for Regional Partner flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with Regional Partners in which the Company reimburses these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which the Company does not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. The Company also allocates indirect expenses among mainline, Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers. Even though the Company believes such allocations are reasonable, they may not be reflective of what a third party would determine on a stand-alone basis.

Financial information for the three months ended June 30, 2009 and 2008 for the Company’s operating segments is as follows:

	Three months ended
	June 30,
	2009	2008
	(In thousands)
Operating revenues:
Mainline – passenger and other (1)	$258,586	$325,046
Regional Partners – passenger	–	17,465
Lynx Aviation – passenger	17,023	17,976
Consolidated	$275,609	$360,487

Operating income (loss):
Mainline (2)	$34,204	$(26,487)
Regional Partner	–	(9,185)
Lynx Aviation (3)	(4,883)	(5,816)
Consolidated	$29,321	$(41,488)

	June 30,	March 31,
	2009	2009
	(In thousands)
Total assets at end of period:
Mainline	$930,410	$809,643
Lynx Aviation	113,269	111,424
Other (4)	8,533	8,532
Consolidated	$1,052,212	$929,599

(1)	Other revenues included in Mainline revenues consist primarily of cargo revenues, the marketing component of revenues earned under a co-branded credit card agreement and auxiliary services.
(2)	Mainline operating income (loss) includes realized and non-cash mark-to-market adjustments on fuel hedges, gains on sales of assets, net and employee separation costs and other charges.
(3)	Lynx Aviation operating costs consisted solely of start-up costs prior to December 7, 2007.
(4)	All amounts are net of intercompany balances, which are eliminated in consolidation.

17.	Income Taxes

The Company recorded $532,000 of alternative minimum tax (“AMT”)   expense during the three months ended June 30, 2009 because net income coupled with the tax gains on the sales of aircraft are currently estimated to result in taxable income for the year ending March 31, 2010.  Under AMT regulations, the Company can only offset 90% of its taxable income with net operating loss carryforwards.  The remaining 10% is subject to AMT at a tax rate of 20%.  Although the Company is entitled to an AMT credit against future income taxes, the Company recorded a valuation allowance against this credit since it was more likely than not that this tax credit will not be realized.

18.	Subsequent Events

The Company has evaluated subsequent events through August 19, 2009, the date this Form 10-Q was issued.

Republic Airways Holdings Winner of Auction

On August 13, 2009, Republic Airways Holdings, Inc. was declared the winning bidder in the auction to acquire the Company.  The auction was conducted under procedures established in the Debtors’ Chapter 11 bankruptcy cases.

Republic submitted the highest or otherwise best bid, which included substantial improvements from its original investment proposal.  Republic received Hart-Scott-Rodino antitrust clearance for the transaction.  Republic also agreed to waive distributions on its two $150 million prepetition unsecured claims, which is expected to result an increase in the distribution to Frontier’s general unsecured creditors.

Aircraft Transactions

On July 21, 2009 the Company filed a motion with the Bankruptcy Court for authorization to enter into an aircraft lease agreement.  The lease term is for a 72 month period for the lease of an A320 with a planned delivery date of August 24, 2009.  The motion was approved on July 31, 2009.

On July 21, 2009 the Company filed a motion with the Bankruptcy Court for authorization to sell an A318 aircraft back to the lender free and clear of all liens, claims and encumbrances to receive a release of all the Company’s outstanding obligations under the loan agreements. This motion was approved July 31, 2009.  This transaction is scheduled to close in August 2009.

Represented Employees

In August 2009, the Company and the IBT announced that they entered into a consensual long-term agreement, that amended a previous agreement that covered the period through March 2, 2012 with the IBT under Section 1113 of the Bankruptcy Code.  This resulted in an additional unsecured claim of $7.1 million which will be reflected in our results for the three months ended September 30, 2009.  The agreement modifies benefit reductions the Company obtained from its IBT-represented employees in November 2008. The new agreement’s modified wage and benefit reductions are comparable to the consensual reductions obtained from all other employee groups. The settlement, if approved by the Bankruptcy Court, also will resolve the ongoing appeals of the Bankruptcy Court order. The IBT anticipates it will hold the ratification vote on the agreement and count ballots by August 20, 2009.

Fuel Hedge Transactions

In July 2009 the Company entered into a new fuel hedge agreement in which the Company hedged approximately 20% of its estimated fuel purchases for the period from August 1, 2009 to October 30, 2009, by purchasing call agreements at $1.71 per gallon for jet fuel.  The fuel hedge agreement required a premium payment of $1.1 million.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of our 2009 Form 10-K.

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

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A ‘‘Risks Related to Frontier’’ and ‘‘Risks Associated with the Airline Industry” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“2009 Form 10-K”).   In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

In this report, references to “us,” “we,” “our,” “Frontier Holdings” or the “Company” refer to Frontier Airlines Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context requires otherwise.

CHAPTER 11 REORGANIZATION

On April 10, 2008 (the “Petition Date”), Frontier Airlines Holdings, Inc. (“Frontier Holdings”) and its subsidiaries Frontier Airlines, Inc. (“Frontier Airlines”) and Lynx Aviation, Inc. (“Lynx Aviation”) (collectively the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The cases are being jointly administered under Case No. 08-11298 (RDD).

On July 8, 2009, the Debtors entered into an Amended and Restated Investment Agreement with Republic Airways Holdings, Inc. (the “Investment Agreement”) that was approved by the Bankruptcy Court on July 13, 2009.  Under the terms of the Investment Agreement, Republic Airways Holdings, Inc. (“Republic”) made an offer to acquire 100% ownership of the Debtors for an aggregate purchase price of $108.8 million.  The Investment Agreement also established an auction process allowing the Debtors to solicit proposals and bids from third parties and to terminate the Investment Agreement if the Debtors received a higher or otherwise better offer.  Under the auction process, interested parties had to submit preliminary non-binding proposals no later than August 3, 2009, and final binding proposals no later than August 10, 2009.  On July 30, 2009, Southwest Airlines Co. submitted its initial non-binding proposal to participate in the auction process and subsequently submitted a binding proposal on August 10, 2009.  On August 13, 2009, the Debtors concluded the auction and determined that Republic had submitted the highest and otherwise best proposal for the purchase of the Debtors.  As part of the winning proposal, Republic agreed to waive recovery on its allowed unsecured claims, thereby increasing the potential recovery for the remaining unsecured claims.  The Debtors entered into the Second Amended and Restated Investment Agreement with Republic on August 13, 2009.  This revised Investment Agreement still provides a purchase price of $108.8 million, with $28.8 million of the purchase price allocated to payment of the unsecured creditors.  Under the Investment Agreement and the Debtors’ Plan of Reorganization, the Company’s currently outstanding common stock will have no value and will be canceled. No assurance can be provided as to what values will ultimately be realized by holders of claims against the Debtors.  The Debtors disclaim any responsibility for correcting or updating any recovery estimates provided herein or elsewhere, and any such estimates shall not be binding against the Debtors and should not be relied upon by any party.  Caution should be exercised with respect to existing and future investments in any of the Debtors' liabilities or securities (including the prepetition stock of Frontier Holdings, which will have no value and will be cancelled if the Debtors' proposed plan of reorganization is approved and consummated).

We anticipate that the transaction with Republic will close and that we will emerge from Chapter 11 Bankruptcy in September 2009.  There is no assurance that the transaction will close.  Additional information about our Chapter 11 filings and copies of the Debtors’ Disclosure Statement and Plan of Reorganization are available on the internet at www.frontierairlines.com/restructure and Bankruptcy Court filings and claims information are also available at www.frontier-restructuring.com. Information contained on these websites is not deemed to be part of this Quarterly Report on Form 10-Q.

Our ability, both during and after the Chapter 11 cases, to continue as a going concern is dependent upon, among other things, our ability (i) to successfully achieve required cost savings to complete our restructuring; (ii) to maintain adequate liquidity; (iii) to generate cash from operations; (iv) to secure exit financing; (v) to negotiate favorable terms with our bankcard processors and credit card companies;  (vi) to confirm a plan of reorganization under the Bankruptcy Code; and (vii) to sustain profitability. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

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

Overview

We are a low cost, affordable fare airline operating primarily in a hub and spoke fashion connecting cities coast to coast through our hub at Denver International Airport (“DIA”).  We are the second largest jet service carrier at DIA based on departures.  We offer our customers a differentiated product, with new Airbus and Bombardier aircraft, comfortable passenger cabins that we configure with one class of seating, ample leg room, affordable pricing, and in-seat LiveTV with 24 channels of live television entertainment and three additional channels of current-run pay-per-view movies on our mainline routes.  In January 2007 the U.S. Department of Transportation (“DOT”) designated us as a major carrier.  As of August 14, 2009, Frontier Airlines and Lynx Aviation operated routes linking our Denver hub to 57 U.S. cities spanning the nation from coast to coast, five cities in Mexico and one city in Costa Rica.

On June 25, 2009, we entered into a codeshare agreement with Milwaukee-based Midwest Airlines (“Midwest”). Under the codeshare, Frontier's code will be placed on Midwest flights in select markets, providing customers the ability to connect in Milwaukee to destinations in the Ohio Valley and East Coast, including Cleveland, Fort Myers, Indianapolis, Nashville, New York-LaGuardia, Orlando, Philadelphia, Pittsburgh, Tampa and Washington, D.C.-National. Similarly, Midwest's code will be placed on Frontier flights in select markets, allowing their customers to connect in Denver to Frontier and Lynx Aviation destinations including Aspen, Colorado Springs, Boise, Billings, Bozeman, Rapid City and other destinations in the Rocky Mountain region. Travelers can purchase tickets and fly on the codeshare routes beginning September 1, 2009. Additional codeshare cities will be added following the initial launch. In addition to the codeshare, this new marketing relationship is planned to  include a reciprocal frequent flyer agreement, allowing members of the Frontier EarlyReturns and the Midwest Miles programs to earn and redeem miles on either airline.

In December 2007 Lynx Aviation obtained its operating certificate to provide scheduled air transportation service from the Federal Aviation Administration (“FAA”).  The aircraft are operated by Lynx Aviation under its operating certificate.  Lynx Aviation began revenue service on December 7, 2007 and currently provides service to 13 destinations, two of which are supplemental service to our mainline operations. In September 2009, Lynx Aviation will begin supplemental service to Albuquerque, New Mexico, Omaha, Nebraska and Salt Lake City, Utah, and will discontinue service to El Paso, Texas and Grand Junction, Colorado.

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic Airlines, Inc. (“Republic”) to terminate our capacity purchase agreement with Republic as of June 22, 2008.  The agreement provided for a structured reduction and gradual phase-out of Republic's 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008.

As of August 14, 2009, we operated a mainline fleet of 51 jets (37 of which we lease and 14 of which we own), consisting of 38 Airbus A319s, 10 Airbus A318s and three Airbus A320s, and a regional fleet of 10 Bombardier Q400 turboprop aircraft operated by Lynx Aviation.  During the three months ended June 30, 2009 and 2008, year-over-year mainline capacity decreased by 15.3% and 0.1%, respectively, and year-over-year mainline passenger traffic decreased by 15.4% and increased by 2.8%, respectively.

As of August 14, 2009, we currently lease or have preferential use of 17 gates on Concourse A at DIA.  We use these 17 gates and seven commuter ground gates and share use of up to five common use gates to operate approximately 260 daily mainline flight departures and arrivals and 70 Lynx Aviation daily flight departures and arrivals at DIA.

Industry Overview

The continued global economic recession resulted in a softening in demand for domestic leisure and business air travel. The industry has continued to be aggressive with fare sales, which adds to an already competitive pricing environment. The Federal Aviation Administration (“FAA”), released projections that in 2009, domestic airlines would see a 9% reduction in passengers, which would mark the largest percentage decline in capacity since deregulation of the industry in 1978.  Passenger traffic at DIA was 5.8% lower in May 2009 as compared to the prior year.  According to the Air Transport Association (“ATA”), domestic passenger yields have declined on average on a year-over-year basis by 10.7% to 18.9% during the period from April 2009 to June 2009.  In response to the uncertain economic conditions and softening revenue environment, we continue to focus on cost discipline, careful management of our fleet, and ancillary revenue opportunities.

In the first quarter of 2009, fuel prices began to rise, although significantly lower than the high prices of last year. In response, we began to enter into fuel hedge contracts capping the price of crude oil for approximately 30% of our forecasted consumption covering the period of August 2009 through December 2010. Additionally, in July 2009, we entered into another call contract covering approximately another 20% of our estimated consumption for  August 2009 to October 2009.  We will continue to closely monitor fuel prices and plan to take a prudent approach to fuel hedging.

In December 2008 we launched our fare families product AirFairs, which provides our customers a choice among three distinct product offerings. AirFairs allows our customers to choose Classic Plus for the greatest flexibility and amenities; Classic for some flexibility, seat assignments, and most of our amenities; and Economy for the lowest price, but with limited flexibility and amenities.

The airline industry is still facing an extremely challenging economic environment.  Although fuel costs have significantly decreased and the industry is benefiting from earlier capacity reductions, we cannot be certain how severely the weak economy will impact travel demand and the fare environment.  Despite the current economic conditions, our restructuring efforts are showing results.  With our low costs and product differentiation, including AirFairs, we believe we can continue to compete effectively in the highly competitive Denver market.  Our low unit costs coupled with reductions in fuel prices helped us to achieve operating profits for eight consecutive months.  We believe, based on cost guidance provided by many airlines, we can continue to sustain our industry leading cost structure.

Competition

We compete principally with United Airlines (“United”), the dominant carrier at DIA, as well as Southwest Airlines (“Southwest”). United has a competitive advantage due to its larger number of flights from DIA, its significantly broader domestic and international route system, its mature and robust loyalty program, and a multiple class cabin for most of its flights.

In January 2006, Southwest, the largest low-cost U.S. airline, introduced service at DIA.  As of May 18, 2009, Southwest has 113 daily flights out of DIA to 34 destinations, and has a schedule that reduces frequencies to 105 daily flights by September 2009.  Southwest pioneered the low−cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating with no seat assignments.  These methods enable Southwest to offer fares that are significantly lower than those charged by other U.S. airlines.  We believe we need to match these low fares in the routes in which we compete with Southwest in order to retain market share, which has impacted our yields.  Further expansion by Southwest into other markets we serve may require us to respond in a similar fashion.

During May 2009, United and its commuter affiliates had a total market share at DIA of approximately 45.1%, down from 47.7% in March 2009 and down from their market share during May 2008 of 48.1%.  During May 2009 Southwest had a total market share at DIA of approximately 14.6%, down from March 2009 of 14.8%, and up from 8.7% during May 2008.  Our market share at DIA, including Lynx Aviation during May 2009 was 24.8%, an increase from March 2009 of 22.7%, down from 28.5% during May 2008.  As of May 2009, our seat share at DIA was 23.1%, United’s seat share was 43.3% and Southwest’s seat share was 17.9%.  We compete with United and Southwest primarily on the basis of fares, fare flexibility, the number of markets in which we operate and the number of frequencies within a market, our frequent flyer programs, brand recognition (particularly in the Denver market), the level of passenger entertainment available on our aircraft and the quality of our customer service.

Quarter in Review

During the three months ended June 30, 2009, we had net income of $9.0 million or 24¢ per diluted share, as compared to a net loss of $94.7 million or $2.56 per diluted share for the three months ended June 30, 2008. Our net income for the three months ended June 30, 2009, includes $14.9 million of reorganization items offset by a non cash mark-to-market gain of $1.5 million on fuel hedge contracts.  Included in our net loss for the quarter ended June 30, 2008 were $8.6 million of reorganization expenses related to our bankruptcy filing, $37.0 million for the write-off of the unamortized debt discount on our convertible notes included in reorganization, non cash mark-to-market loss of $15.6 million on fuel hedge contracts, a gain on the sale of assets of $8.8 million and employee separation costs of $0.6 million.  Operating margins, excluding special items were 10.1% and a negative 9.5% for the three months ended June 30, 2009 and 2008, respectively.  Our improved results over the prior year are largely due to the 53.8% reduction in the price of fuel, offset by a challenging revenue environment in which our yields decreased by 10.0%.

Mainline passenger revenues decreased by 24.6% in the three months ended June 30, 2009 as compared to the prior period.  Our mainline passenger revenues decreased due to a 15.3% reduction in capacity (as measured by available seat miles) and a decrease in RASM, or revenue per available seat mile, of 10.2%.  The decrease in RASM was as a result of a 15.1% reduction in our average fare.  Mainline total yield per ASM was 9.58¢ as compared to 10.21¢, a decrease of 6.2% in the three months ended June 30, 2009 and 2008, respectively.  The increase in other revenues of $10.9 million primarily related to additional revenues generated in the quarter due to our new policy on bag fees and other ancillary charges. The additional ancillary revenues in 2009 increased total yield by 83¢ as compared to 47¢ in 2008.

We have relatively low operating expenses excluding fuel because we currently operate a single fleet of aircraft on our mainline routes in a single class of service with high aircraft utilization rates.  Our mainline CASM, or cost per available seat mile, for the three months ended June 30, 2009 and 2008 was 8.32¢ and 11.04¢, respectively, a decrease of 24.6%.  The decrease in mainline CASM was largely due to a decrease in fuel expense to 2.41¢ per ASM from 5.22¢ per ASM for the three months ended June 30, 2009 and 2008, respectively, a decrease of 53.8%.  Mainline CASM excluding fuel was 5.91¢ and 5.82¢ for the three months ended June 30, 2009 and 2008, respectively, an increase of 1.7%.  Mainline CASM excluding special items and fuel was 5.91¢ per ASM for the three months ended June 30, 2009 as compared to 6.07¢ per ASM for the three months ended June 30, 2008, a decrease of 2.7% despite the 15.3% decrease in capacity. This decrease in CASM is partially due to a change in accounting for non-refundable advanced maintenance payments (as discussed in note 3 to our consolidated financial statements) and the termination of a rate-per-hour services agreement for engines in September 2008, which increased CASM for the three months ended June 30, 2008 by 0.33¢.

Certain items discussed below may be deemed a non-GAAP financial measure under regulations issued by the Securities and Exchange Commission.  We believe the presentation of financial information excluding fuel and other certain items is useful to investors because we believe that fuel expense tends to fluctuate more than other operating expenses, and the Company has incurred one-time gains and charges associated with the restructure of the business in bankruptcy.  Excluding fuel and certain items from the cost of mainline operations facilitates the comparison of results of operations between current and past periods and enables investors to forecast future trends in our operations.  Furthermore, in preparing operating plans and forecasts, we rely, in part, on trends in our historical results of operations excluding fuel expense and special items.  However, our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial results determined in accordance with GAAP.  A reconciliation of non-GAAP financial items is as follows:

Non-GAAP reconciliation of net income excluding certain items:
(In thousands)	Three months ended	Three months ended
	June 30, 2009	June 30, 2008

Net income (loss) as reported	$8,980	$(94,700)
Reorganization expenses	14,946	45,548
Net income excluding reorganization items	23,926	(49,152)

Less: non-cash mark-to-market fuel hedge (gain) loss	(1,455)	15,576
Plus: loss on early extinguishment of debt	185	239
Plus: loss on the sale of assets	69	(8,833)
Plus: exit cost	–	574
Net income (loss) excluding special items	$22,725	$(41,596)

Revenue	$275,609	$360,487
Total margin excluding special items	8.2%	(11.5)%

Non-GAAP reconciliation of operating profit (loss) excluding certain items:
(In thousands)	Three months ended	Three months ended
	June 30, 2009	June 30, 2008

Operating income (loss) as reported	$29,321	$(41,488)
Less: non-cash mark-to-market fuel hedge (gains) loss	(1,455)	15,576
Plus: loss on the sale of assets	69	(8,833)
Plus: exit cost	–	574

Operating income (loss) excluding special items	$27,935	$(34,171)

Revenue	$275,609	$360,487
Operating margin, excluding special items	10.1%	(9.5)%

Non-GAAP reconciliation of CASM excluding certain items:
(In thousands)	Three months ended	Three months ended
	June 30, 2009	June 30, 2008

Total operating expenses	$246,288	$401,975
Less: gain (loss) on the sale of assets	(69)	8,833
Less: exit cost	–	(574)
Less: operating expenses for Lynx Aviation (including fuel)	(21,906)	(23,792)
Less: operating expenses for Republic (including fuel)	–	(26,650)
Less: mainline fuel expense	(64,887)	(166,370)
Operating expenses excluding fuel & regional jet operations	$159,426	$193,422

ASM's (000's)	2,697,871	3,184,290

Mainline CASM (¢)	8.32 ¢	11.04 ¢
Mainline CASM excluding special items and fuel (¢)	5.91 ¢	6.07 ¢

Results of Operations

Frontier Holdings includes the following operations: our mainline operations, which consisted of 51 Airbus aircraft on June 30, 2009 and our Lynx Aviation operation, consisting of 10 Q400 aircraft. Historically, our operation included our Regional Partner operations operated by Republic and Horizon (“Regional Partners”).  Lynx Aviation and our Regional Partners services are presented separate and apart from our mainline operations.

To evaluate the separate segments of our operations, management has segregated the revenues and costs of our operations as follows:  Passenger revenue for our Regional Partners and for Lynx Aviation represents the revenue collected for flights operated by these carriers (including a prorated allocation of revenues based on miles when tickets are booked with multiple segments.).  Operating expenses for Regional Partners flights include all direct costs associated with the flights plus payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners in which we reimburse these expenses plus a margin.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses for both Regional Partners and Lynx Aviation also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses among mainline, our Regional Partners and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.  Even though we believe such allocations are reasonable, they may not be reflective of what a third party would determine on a stand-alone basis.

The following table provides certain of our financial and operating data for the three months ended June 30, 2009 and 2008.

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2009 to June 30, 2008
	2009	2009	2008	% Change
Selected Operating Data – Mainline:

Passenger revenue (000s) (1)	$1,131,417	$236,500	$313,650	(24.6)%
Revenue passengers carried (000s)	10,261	2,498	2,830	(11.7)%
Revenue passenger miles (RPMs) (000s) (2)	9,342,400	2,252,782	2,662,619	(15.4)%
Available seat miles (ASMs) (000s) (3)	11,472,976	2,697,871	3,184,290	(15.3)%
Passenger load factor (4)	81.4%	83.5%	83.6%	(0.1	) pts
Block hours (5)	237,015	55,049	66,102	(16.7)%
Departures	97,868	23,130	26,411	(12.4)%
Average seats per departure	132.5	134.1	132.1	1.5%
Average stage length	885	870	913	(4.7)%
Average length of haul	910	902	941	(4.1)%
Average daily block hour utilization (6)	11.6	11.9	11.9	–
Passenger yield per RPM (cents) (7)	12.01	10.48	11.65	(10.0)%
Total yield per RPM (cents) (8), (9)	12.79	11.48	12.21	(6.0)%
Passenger yield per ASM (RASM) (cents) (10)	9.78	8.75	9.74	(10.2)%
Total yield per ASM (cents) (11)	10.42	9.58	10.21	(6.2)%
Cost per ASM (cents) (CASM)	10.33	8.32	11.04	(24.6)%
Fuel expense per ASM (cents)	4.40	2.41	5.22	(53.8)%
Cost per ASM excluding fuel (cents) (12)	5.93	5.91	5.82	1.7%
Average fare (13)	$98.66	$84.27	$99.21	(15.1)%
Average aircraft in service	56.0	51.0	60.9	(16.3)%
Aircraft in service at end of period	51	51	60	(15.0)%
Average age of aircraft at end of period (years)	4.8	5.1	4.1	24.4%
Average fuel cost per gallon	$3.11	$1.70	$3.68	(53.8)%
Fuel gallons consumed (000's)	162,367	38,159	45,219	(15.6)%

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2009 to June 30, 2008
	2009	2009	2008	% Change
Selected Operating Data – Lynx Aviation:

Passenger revenue (000s) (1)	$76,988	$17,023	$17,976	(5.3)%
Revenue passengers carried (000s)	995	265	235	12.8%
Revenue passenger miles (RPMs) (000s) (2)	347,544	90,279	82,124	9.9%
Available seat miles (ASMs) (000s) (3)	575,007	148,287	132,708	11.7%
Passenger load factor (4)	60.4%	60.9%	61.9%	(1.0	) pts
Block hours (5)	33,111	8,694	7,405	17.4%
Departures	23,785	6,161	5,396	14.2%
Average stage length	327	325	332	(2.1)%
Passenger yield per RPM (cents) (7)	22.15	18.86	21.89	(13.8)%
Passenger yield per ASM (cents) (10)	13.39	11.48	13.55	(15.3)%
Cost per ASM (cents) (CASM)	16.46	14.77	17.93	(17.6)%
Average fare	$77.39	$64.26	$76.44	(15.9)%
Aircraft in service at end of period	10	10	10	–

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2009 to June 30, 2008
	2009	2009	2008	% Change
Selected Operating Data – Regional Partner:

Passenger revenue (000s) (1)	$17,465	–	$17,465	NA
Revenue passengers carried (000s)	188	–	188	NA
Revenue passenger miles (RPMs) (000s) (2)	135,857	–	135,857	NA
Available seat miles (ASMs) (000s) (3)	167,756	–	167,756	NA
Passenger load factor (4)	81.0%	–	81.0%	NA
Passenger yield per RPM (cents) (7)	12.86	–	12.86	NA
Passenger yield per ASM (cents) (10)	10.41	–	10.41	NA
Cost per ASM (cents) (CASM)	15.89	–	15.89	NA
Average fare	$92.85	–	$92.85	NA
Aircraft in service at end of period	–	–	–	NA

	Year Ended March 31,	Three Months Ended June 30,		June 30, 2009 to June 30, 2008
	2009	2009	2008	% Change
Selected Operating Data – Combined:

Passenger revenue (000s) (1)	$1,225,870	$253,523	$349,091	(27.4)%
Revenue passengers carried (000s)	11,444	2,763	3,253	(15.1)%
Revenue passenger miles (RPMs) (000s) (2)	9,825,801	2,343,061	2,880,600	(18.7)%
Available seat miles (ASMs) (000s) (3)	12,215,739	2,846,158	3,484,754	(18.3)%
Passenger load factor (4)	80.4%	82.3%	82.7%	(0.4	) pts
Passenger yield per RPM (cents) (7)	12.38	10.80	12.00	(10.0)%
Total yield per RPM (cents) (8), (9)	13.12	11.76	12.51	(6.0)%
Yield per ASM (cents) (10)	9.96	8.89	9.92	(10.4)%
Total yield per ASM (cents) (11)	10.56	9.68	10.34	(6.4)%
Cost per ASM (cents)	10.69	8.65	11.54	(25.0)%

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

(3)	“Available seat miles,” or ASMs, are determined by multiplying the number of seats available for passengers by the number of miles flown.
(4)	“Passenger load factor” is determined by dividing revenue passenger miles by available seat miles. This represents the percentage of aircraft seating capacity that is actually utilized.
(5)	“Mainline block hours” represent the time between aircraft gate departure and aircraft gate arrival.
(6)
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

(7)	“Yield per RPM” is determined by dividing passenger revenues (excluding charter revenue) by revenue passenger miles.
(8)
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

	Year Ended March 31,	Three Months Ended June 30,
	2009	2009	2008
Passenger revenue – as reported	$1,225,870	$253,523	$349,091
Less: Passenger revenue – Regional Partners	17,465	–	17,465
Less: Passenger revenue – Lynx Aviation	76,988	17,023	17,976
Passenger revenue – mainline service	1,131,417	236,500	313,650
Less: charter revenue	9,494	458	3,489
Passenger revenue – mainline (excluding charter, Regional Partners and Lynx Aviation)	1,121,923	236,042	310,161
Add: Passenger revenue – Regional Partners	17,465	–	17,465
Add: Passenger revenue – Lynx Aviation	76,988	17,023	17,976
Passenger revenue, system combined	$1,216,376	$253,065	$345,602

(9)	“Total yield per RPM” is determined by dividing total revenues by revenue passenger miles. This represents the average amount one passenger pays to fly one mile.
(10)	“Passenger yield per ASM” or “RASM” is determined by dividing passenger revenues (excluding charter revenue) by available seat miles.
(11)	“Total yield per ASM” is determined by dividing total revenues by available seat miles.
(12)
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

(13)
“Mainline average fare” excludes revenue included in passenger revenue for charter and reduced rate stand-by passengers, administrative fees, and revenue recognized for unused tickets that are greater than one year from issuance date.

The break-out of our mainline, Regional Partners and Lynx Aviation operations from our consolidated statement of operations for the three months ended June 30, 2008 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		%
	2009	2008	Change
Revenues:
Passenger - Mainline	$236,500	$313,650	(24.6)%
Passenger - Regional Partner	–	17,465	NM
Passenger - Lynx Aviation	17,023	17,976	(0.1)%
Cargo	1,457	1,699	(14.2)%
Other	20,629	9,697	112.7%

Total revenues	275,609	360,487	(23.5)%

Operating expenses:
Flight operations	35,964	43,633	(17.6)%
Aircraft fuel	64,887	166,370	(61.0)%
Aircraft lease	25,768	27,220	(5.3)%
Aircraft and traffic servicing	38,404	41,992	(8.5)%
Maintenance	12,261	27,818	(55.9)%
Promotion and sales	25,410	30,972	(18.0)%
General and administrative	13,732	11,656	17.8%
Operating expenses - Regional Partners	–	26,650	NM
Operating expenses - Lynx Aviation	21,906	23,792	(7.9)%
Employee separation costs and other charges (reversals)	–	574	NM
Gains on sales of assets, net	69	(8,833)	NM
Depreciation	7,887	10,131	(22.1)%
Total operating expenses	246,288	401,975	(38.7)%

Operating (loss) income	$29,321	$(41,488)	NM

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

The following table provides our operating revenues and expenses for our mainline operations expressed as cents per total mainline ASMs and as a percentage of total mainline operating revenues, as rounded, for the three months ended June 30, 2009 and 2008.  Regional Partners and Lynx Aviation revenues, expenses and ASMs were excluded from this table to provide comparable amounts to the prior period presented.

	Year Ended March 31,	Three Months Ended June 30,
	2009	2009	2008
	Revenue/ Cost Per	Revenue/ Cost Per	Revenue/ Cost Per
	ASM	ASM	ASM

Revenues:
Passenger - mainline	9.87	8.77	9.85
Cargo	0.05	0.05	0.05
Other	0.50	0.76	0.31
Total revenues	10.42	9.58	10.21

Operating expenses:
Flight operations	1.33	1.33	1.37
Aircraft lease expense	0.93	0.96	0.86
Aircraft and traffic servicing	1.42	1.42	1.32
Maintenance	0.75	0.46	0.87
Promotion and sales	0.81	0.94	0.97
General and administrative	0.45	0.51	0.37
Employee separation and other exit costs	–	–	0.02
(Gain) loss on sales of assets, net	(0.07)	–	(0.28)
Depreciation	0.31	0.29	0.32
Total operating expenses, excluding fuel	5.93	5.91	5.82
Aircraft fuel expense	4.40	2.41	5.22
Total mainline operating expenses	10.33	8.32	11.04

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

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

Passenger Revenues - Mainline.  Mainline passenger revenues totaled $236.5 million for the three months ended June 30, 2009 compared to $313.7 million for the three months ended June 30, 2008, a decrease of 24.6%.  Mainline passenger revenues include revenues for reduced rate stand-by passengers, charter revenue, administrative fees, and revenue recognized for tickets that are not used.

Revenues from ticket sales generated 89.0% of our mainline passenger revenues and decreased $70.2 million or 25.0% from the three month period in the prior year.  The decrease in ticket sales resulted from a 15.3% decrease in ASM’s, or $42.9 million, a 11.4% decrease in our yields from ticket sales, or $27.0 million and a decrease of 0.1 points in load factor, or $0.3 million.  The percentage of revenues generated from other sources as a percentage of mainline passenger revenues are as follows: administrative fees were 2.4%; revenue recognized for tickets that were not used was 6.1%; charter revenues were 0.2% and earnings from the travel component of our co-branded credit card were 2.2%.  These sources of revenues decreased mainline passenger revenues by $5.5 million as compared to the three months ended June 30, 2008, or 17.5%.

Other Revenues.  Other revenues, comprised principally of the revenue from the marketing component of our co-branded credit card, interline and ground handling fees, liquor sales, LiveTV sales, pay-per-view movies, buy-on-board revenue and baggage fees, totaled $20.6 million and $9.7 million or 8.0% and 3.0% of total operating revenues excluding Regional Partner and Lynx Aviation revenue for the three months ended June 30, 2009 and 2008, respectively, an increase of 112.7% period over period.  The increase was due to changes in our policies for additional and increased ancillary fees as well as revenue for a new buy-on-board program, offset by a decrease in LiveTV and pay-per-view movies revenue.  Our buy-on-board program offers in-flight snacking options, fresh food and premium drinks.  With the launch of AirFairs in December 2008, the revenue for the buy-on-board program, bag fees and liquor are included in passenger revenue if purchased as part of the bundled ticket price.

Mainline Operating Expenses

Total mainline operating expenses were $224.4 million and $351.5 million for the three months ended June 30, 2009 and 2008, respectively, and represented 86.8% and 108.1% of total mainline revenues, respectively.

Salaries, Wages and Benefits.  We record salaries, wages and benefits within the specific expense category identified in our statements of operations to which they pertain.  Salaries, wages and benefits decreased 15.3% to $56.5 million compared to $66.7 million for the three months ended June 30, 2009 and 2008, respectively.  Salaries and wages decreased over the prior comparable period largely as a result of wage concessions ranging from 10.0% to 14.5% for most employees that took effect June 1, 2008, and a decrease in the number of full-time equivalent employees. Our full-time equivalent employee count decreased 12.7% from approximately 4,949 at June 30, 2008 to approximately 4,321 at June 30, 2009.  Benefits also decreased due to the suspension of our 401(k) match effective on June 1, 2008 and a decrease in health insurance expense, offset by an increase in our workers compensation insurance due to negative development of claim reserves.

Flight Operations.  Flight operations expenses decreased 17.6% to $36.0 million as compared to $43.6 million for the three months ended June 30, 2009 and 2008, respectively.  Flight operations expenses decreased due to a 16.7% decrease in mainline block hours from 66,102 for the three months ended June 30, 2008 to 55,049 for the three months ended June 30, 2009.  Flight operations expenses include all expenses related directly to the operation of the aircraft excluding depreciation of owned aircraft and aircraft lease expenses and including insurance expenses, pilot and flight attendant compensation, in-flight catering, crew overnight expenses, flight dispatch and flight operations administrative expenses.

Pilot and flight attendant salaries before payroll taxes and benefits decreased 17.6% to $21.6 million compared to $26.2 million, for the three months ended June 30, 2009 and 2008, respectively.  We employed approximately 1,530 pilots and flight attendants at June 30, 2009 as compared to 1,675 at June 30, 2008, a decrease of 8.7%.  In June 2008, the pilots and flight attendants agreed to wage and benefit concessions of 14.5% and 10.0%, respectively.  In December 2008, the pilots ratified an agreement effective through January 2012 in which they agreed to long-term wage concessions effective January 1, 2009.

Aircraft insurance expenses totaled $1.8 million  and $1.9 million for the three months ended June 30, 2009 and 2008, respectively.  Aircraft insurance expenses were 71¢ and 66¢ per passenger for the three months ended June 30, 2009 and 2008, respectively.  Our rates were reduced by almost 18% for the policy that covered January 1, 2008 to December 31, 2008 and increased by approximately 8% for the policy period January 1, 2009 to December 31, 2009.

Aircraft Fuel. Aircraft fuel expenses represented 25.1% and 51.2% of total mainline revenues for the three months ended June 30, 2009 and 2008, respectively.  Aircraft fuel expenses include both the direct cost of fuel including taxes as well as the cost of delivering fuel into the aircraft (raw fuel expense).  Aircraft fuel expense also includes the impact of our fuel hedging transactions.  Aircraft fuel expenses can be very volatile due to fluctuations in prices and the timing of the settlement of our fuel hedge contracts.  A summary of the activities are as follows:

	Three Months Ended June 30,
	2009	2008	% Change

Aircraft fuel expense - mainline	$64,887	$166,370	(61.0)%
Cash (paid) /received from settled hedges	–	22,928	NM
Total economic fuel expense	64,887	189,298	(65.7)%
Non-cash mark-to-market gain/(loss) on fuel hedges	1,455	(15,576)	NM
Total raw aircraft fuel expense	$66,342	$173,722	(61.8)%

Fuel gallons consumed (in 000's)	38,159	45,219	(15.6)%

Aircraft fuel expense per gallon - GAAP	$1.70	$3.68	(53.8)%
Aircraft fuel expense per gallon - excluding all hedging	$1.74	$3.84	(54.7)%

Number of block hours	55,049	66,102	(16.7)%
Gallons per bock hour	693	684	1.3%

Aircraft and Engine Lease. Aircraft and engine lease expenses totaled $25.8 million and $27.2 million for the three months ended June 30, 2009 and 2008, respectively, or a decrease of 5.3%.  The number of leased aircraft during the three months ended June 30, 2009 was 37 as compared to 38 for the same period last year.  We also had decreases in lease rates for our spare engines and seven of our aircraft that have variable rents based on LIBOR.

Aircraft and Traffic Servicing. Aircraft and traffic servicing expenses were $38.4 million and $42.0 million, a decrease of 8.5%, for the three months ended June 30, 2009 and 2008, respectively.  Aircraft and traffic servicing expenses include all expenses incurred at airports including landing fees, facilities rental, station labor, ground handling expenses, and interrupted trip expenses associated with delayed or cancelled flights.  Interrupted trip expenses are amounts paid to other airlines to protect passengers on cancelled flights as well as hotel, meal and other incidental expenses.   During the three months ended June 30, 2009, our mainline departures decreased to 23,130 from 26,411 for the three months ended June 30, 2008, or a decrease of 12.4%.  Aircraft and traffic servicing expenses were $1,660 per departure for the three months ended June 30, 2009 as compared to $1,590 per departure for the three months ended June 30, 2008, or an increase of 4.4%, primarily due to increases in rates at certain airports and increases in glycol expenses.

Maintenance.  Maintenance expenses were $12.3 million and $27.8 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of 55.9%.  Maintenance expenses include all labor, parts and supplies expenses related to the maintenance of the aircraft.  Maintenance cost per block hour was $223 and $421 for the three months ended June, 2009 and 2008, respectively, a decrease of 47.0%.  Maintenance expenses decreased as compared to the prior comparable year primarily due to the adoption of EITF 08-3 “Accounting by Lessees for Maintenance Deposits (“EITF 08-3”)” (see note 3 to our financial statements).  Prior to the adoption of EITF 08-3, we recorded our non-refundable advance maintenance payments, or supplemental monthly payments under aircraft lease agreements, as an expense when paid.  The Company also terminated a service contract with GE Engine Services covering the scheduled and unscheduled repair of Airbus engines in September 2008.   The amount of expense included in the results of operations for the three months ended June 30, 2008 for these two items was $10.6 million.

Promotion and Sales.  Promotion and sales expenses totaled $25.4 million and $31.0 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of 18.0%.  These expenses include advertising expenses, telecommunications expenses, wages and benefits for reservation agents and related supervision as well as marketing management and sales personnel, credit card fees, travel agency commissions, computer reservations costs and adjustments to our frequent flyer liability.  During the three months ended June 30, 2009, promotion and sales expenses per mainline passenger decreased to $10.17 from $10.94 for the three months ended June 30, 2008.  Promotion and sales expenses decreased per passenger primarily due to a reduction in our frequent flyer liability (due to the reduction in the cost of fuel) as compared to the prior year as well as reductions in spending on promotions and advertising.

General and Administrative.  General and administrative expenses for the three months ended June 31, 2009 and 2008 totaled $13.7 million and $11.7 million, respectively, an increase of 17.8%.  General and administrative expenses include the salaries and benefits for our executive officers and various other administrative personnel including legal, accounting, information technology, corporate communications, training and human resources and other expenses associated with these departments.  General and administrative expenses also include employee health benefits, accrued vacation, and general insurance expenses including worker’s compensation for all of our employees. General and administrative expenses increased primarily due to an increase in our vacation liability and worker’s compensation expense.  These were partially offset by a decrease in wages and in health insurance expenses.

Depreciation.  Depreciation expenses for the three months ended June 30, 2009 and 2008 totaled $7.9 million and $10.1 million, respectively, a decrease of 22.1%.  These expenses include depreciation of aircraft and aircraft components, office equipment, ground station equipment, and other fixed assets.  The decrease in depreciation expenses is primarily due to the decrease in the average number of owned Airbus aircraft from 22.9 for the three months ended June 30, 2008 to 14.2 for the three months ended June 30, 2009, or 38.0%.

Regional Partners

Regional Partner revenues were derived from flights operated by Republic, including an allocation based on percentage of miles flown for tickets with multiple segments.  Regional Partner operating expenses include all direct costs associated with Regional Partners flights plus a margin and payments of performance bonuses if earned under the contract.  Certain expenses such as aircraft lease, maintenance and crew costs are included in the operating agreements with our Regional Partners, and we reimbursed these expenses plus a margin.  Regional Partner operating expenses also include other direct costs incurred for which we do not pay a margin.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses.

On April 23, 2008, as part of our bankruptcy proceeding, we announced a mutual agreement with Republic under which we rejected the capacity purchase agreement with Republic.  The agreement provided for a structured reduction and gradual phase-out of Republic's 12 aircraft which had been delivered to us. The phase-out was completed on June 22, 2008.  Regional Partner revenues totaled $17.5 million for the three months ended June 30, 2008. Regional Partner expenses totaled $26.7 million for the three months ended June 30, 2008.

Lynx Aviation

Passenger revenues for Lynx Aviation represent the revenue collected for flights operated by Lynx Aviation, including a prorated allocation of revenues based on miles when tickets are booked with multiple segments.  Operating expenses for Lynx Aviation include all direct costs associated with the flights and the aircraft including aircraft lease and depreciation, maintenance and crew costs.  Operating expenses also include other direct costs incurred which are directly related to the Lynx Aviation operations.  These expenses are primarily composed of fuel, airport facility expenses and passenger related expenses. We also allocate indirect expenses among mainline and Lynx Aviation operations by using departures, available seat miles, or passengers as a percentage of system combined departures, available seat miles or passengers.

Passenger Revenues – Lynx Aviation.  Passenger revenues from flights operated by Lynx Aviation totaled $17.0 million and $18.0 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of 0.1%.

Lynx Aviation Expenses. During the three months ended June 30, 2009, Lynx Aviation incurred $21.9 million of expenses related to the service of 265,000 passengers.  These expenses included $4.2 million in aircraft fuel expense, $2.3 million in aircraft rent expense, $2.2 million in maintenance expense, $1.4 million in pilot and flight attendant salaries, $1.3 million in general administrative and benefits, $1.4 million in depreciation expense and $9.1 million in flight operation and other allocated expenses.

During the three months ended June 30, 2008, Lynx Aviation incurred $23.8 million of expenses related to the service of 235,000 passengers.  These expenses included $8.0 million in aircraft fuel expense, $2.3 million in aircraft rent expense, $1.8 million in maintenance expense, $1.3 million in pilot and flight attendant salaries, $1.1 million in general administrative and benefits, $1.2 million in depreciation expense and $8.0 million in flight operation and other allocated expenses.

Consolidated Nonoperating Expenses

Interest Expense. Interest expense decreased to $5.1 million for the three months ended June 30, 2008 from $7.3 million for the three months ended June 30, 2008, a decrease of 30.3%.  Subsequent to our filing for bankruptcy under Chapter 11, we stopped accruing interest on our convertible notes.  Had we recorded interest expense, we would have increased interest expense by $1.1 million and $1.0 million during the three months ended June 30, 2009 and 2008, respectively.  Debt related to aircraft decreased from $520.8 million as of June 30, 2008 to $354.3 million as of June 30, 2009 with a decrease in the average weighted interest rate from 4.93% to 3.46% as June 30, 2008 and 2009, respectively.  The decrease in interest expense was primarily related to the reduction of accrued interest on our convertible notes, a 29.8% decrease in the weighted average borrowing rate and the retirement of debt of $172.4 million related to the sale and sale-leaseback of ten aircraft starting in May 2008.

Loss on Early Extinguishment of Debt. During the three months ended June 30, 2009 we completed the sale of one Airbus A318 aircraft and retired debt of $18.9 million.  We also wrote off $0.2 million of related deferred loan fees. During the three months ended June 30, 2008 we completed the sale of two Airbus A319 aircraft and retired debt of $33.8 million.  We also wrote off $0.2 million of the related deferred loan fees.

Reorganization Expenses.   Reorganization items include such items as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing under Chapter 11. Reorganization expenses were $14.9 million and $45.5 million for the three months ended June 30, 2009 and 2008, respectively.  During the three months ended June 30, 2009, reorganization expenses included $3.4 million in accelerated depreciation for an A318 aircraft planned for August 2009 and a $7.6 million loss on the sale of an A318 aircraft in May 2009.  During the three months ended June 30, 2008, reorganization expenses included $7.4 million in professional fees, $1.2 million in default penalties and $36.7 million in a write-off of remaining unamortized debt discount.

Income Taxes.  We recorded income tax expense of $0.5 million during the three months ended June 30, 2009 because income coupled with tax gains on the sales of aircraft are currently estimated to result in taxable income for the year ending March 31, 2010, of which only 90% can be offset by net operating loss carryforwards.  The remaining 10% is subject to alternative minimum tax of 20%.

There was no provision for income taxes for the three months ended June 30, 2008 due to accumulated losses for which valuation allowances have been recorded.

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

Our liquidity depends to a large extent on the number of passengers who fly with us, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  Our liquidity will continue to be impacted by extremely volatile prices for fuel, which ranged from a monthly average of $1.32 to $1.87 per gallon during the three months ended June 30, 2009 and as of August 17, 2009 was $2.18 per gallon.  During the three months ended June 30, 2009, we closed on the sale of one Airbus A318 aircraft, for proceeds of $20.0 million. This resulted in retirement of debt of $18.9 million related to the mortgage on the sold aircraft.  In July 2009, we reached full collateralization with our credit card processors.

We had cash and cash equivalents of $69.4 million and $71.8 million at June 30, 2009 and March 31, 2009, respectively.  At June 30, 2009, total current assets were $301.9 million versus $309.1 million of total current liabilities, resulting in a working capital deficit of $7.2 million.  At March 31, 2009, total current assets were $280.0 million versus $293.0 million of total current liabilities, resulting in a working capital deficit of $13.0 million.  Working capital deficits are customary for airlines since air traffic liability is classified as a currently liability.  The improvement in working capital is due to the increase in our air traffic liability of $14.5 million offset by an increase in restricted cash of $26.7 million.

Operating Activities.  Cash provided by operating activities for the three months ended June 30, 2009 was $2.3 million as compared to cash used by operating activities of $64.2 million for the three months ended June 30, 2008, an increase of $66.4 million. The increase in operating activities was due to an increase in our net operating results of $103.7 million and an increase in our air traffic liability of $14.5 million offset by cash used for restricted investments of $26.7 million primarily due to hold-back provisions from our credit card processor in order to reach full collateralization.

Investing Activities.  Cash provided by investing activities for the three months ended June 30, 2009 was $15.9 million.  Cash provided by the sale of one Airbus A318 aircraft was $20.0 million.  Capital expenditures were $1.2 million for the three months ended June 30, 2009 which included rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $3.1 million and $0.1 million of purchase deposits were returned to us.

Cash provided by investing activities for the three months ended June 30, 2008 was $53.1 million.  Cash provided by the sale of two Airbus A319 aircraft was $59.3 million.  Capital expenditures were $4.9 million for the three months ended June 30, 2008 which included rotable aircraft components, aircraft improvements, information technology enhancements, and ground equipment. Aircraft lease and purchase deposits made for future aircraft deliveries during the period were $1.2 million.

Financing Activities.  Cash used by financing activities for the three months ended June 30, 2009 was $16.5 million.  During the three months ended June 30, 2009, we retired debt of $18.9 million related to the mortgage of a sold A318 aircraft.  We also paid $6.1 million in principal payments on our owned aircraft and we paid $1.5 million in financing fees.

Cash used by financing activities for the quarter ended June 30, 2008 was $46.6 million.  During the quarter ended June 30, 2008, we retired debt of $33.8 million related to the mortgages of the two sold A319 aircraft.  We also paid $12.7 million in principal payments on our remaining 27 owned aircraft, which included additional principal payments of $4.7 million made from the proceeds on the two aircraft sales, and we paid $0.1 million in financing fees.

Other Items that Impact our Liquidity

We continue to assess our liquidity position in light of recent record high fuel prices that could reoccur, significant legal, professional and other fees and expenses associated with our Chapter 11 bankruptcy proceedings, our aircraft purchase commitments and other capital requirements, the economy, competition, and other uncertainties surrounding the airline industry. For further information on our financing plans, activities and commitments, see “Commercial Commitments and Off-Balance Sheet Arrangements” below.

As of June 30, 2009, we have remaining firm purchase commitments for eight additional aircraft from Airbus that have scheduled delivery dates beginning in February 2011 and continuing through November 2012 and one remaining firm purchase commitment for one spare Airbus engine scheduled for delivery in February 2010. Also, as of June 30, 2009, we have two firm purchase commitments for Bombardier aircraft that have scheduled delivery dates of August 2009 and February 2010.

We had options to purchase ten Bombardier aircraft, the last of which expires in September 2009.  In July 2008 Lynx Aviation exercised its option on the first of the ten additional aircraft with a planned delivery date in August 2009. In January 2009 Lynx Aviation exercised its option on the second of the remaining ten additional aircraft with a planned delivery date in February 2010. When taking into account the exercised options as well as those options we have elected not to exercise, we have three options remaining.

We currently have no committed financing for the eight firm Airbus aircraft.  We have obtained preliminary approval for financing for the two Bombardier aircraft options; however, it is subject to approval from our equity sponsor.   To complete the purchase of the eight Airbus aircraft and two Bombardier aircraft scheduled for delivery starting in August 2009, we must secure additional aircraft financing totaling approximately $314.0 million, assuming bank financing would be used for these remaining aircraft.    The terms of the purchase agreements do not allow for cancellations of any of the purchase commitments.  If we are unable to secure all the necessary financing it could result in the loss of pre-delivery payments and deposits previously paid to the manufacturers. We expect to finance these remaining firm commitments through various financing alternatives, including, but not limited to, domestic and foreign bank financing, leveraged lease arrangements or sale/leaseback transactions.   There can be no assurances that additional financing will be available when required or will be on acceptable terms, especially due to our Chapter 11 status and the current weak credit market. Additionally, the terms of the purchase agreement with the manufacturers would require us to pay penalties or damages in the event of any breach of contract with our supplier, including possible termination of the agreement.  As of June 30, 2009, we had made pre-delivery payments on future aircraft deliveries totaling $7.8 million which relate to aircraft for which we have not secured financing.

Represented Employees

The Transportation Workers Union (“TWU”) ratified a long-term labor agreement on October 31, 2008, which was also approved by the Bankruptcy Court. The agreement will extend certain earlier agreed upon wage and benefit concessions.

On October 31, 2008, the Bankruptcy Court granted us relief we requested under Section 113 of the Bankruptcy Code regarding two of our collective bargaining agreements with the International Brotherhood of Teamsters (“IBT”). The Bankruptcy Court granted our request for wage concessions from the IBT and adopted our proposed heavy maintenance plan. Our plan allows us to furlough our heavy maintenance workers during periods during which we do not require heavy maintenance work and recall these workers during periods when we have work available.  The IBT subsequently filed an appeal of the Bankruptcy Court’s order as well as a motion for a stay pending appeal with the United States District Court for the Southern District of New York (the “District Court”).   In December 2008 our aircraft appearance agents and maintenance cleaners represented by the IBT ratified a long-term labor agreement with Frontier Airlines.  The agreement provides us with wage concessions through December 12, 2012.

In July 2009,  the District Court vacated the Bankruptcy Court’s October 2008 ruling under section 1113 of the Bankruptcy Code that provided us with wage and other concessions from our maintenance groups represented by the IBT. In August 2009, the Company and the IBT announced that they entered into a consensual long-term agreement with the Company’s litigation under the IBT under Section 1113 of the Bankruptcy Code.  This resulted in an additional allowed claim of $7.1 million which will be reflected in our results for the three months ended September 30, 2009.  The agreement modifies benefit reductions the Company obtained from its IBT-represented employees in October 2008. The new agreement’s modified wage and benefit reductions are comparable to the consensual reductions obtained from all other employee groups. The settlement, if approved by the Bankruptcy Court, also will resolve the ongoing appeals of the Bankruptcy Court order. The IBT anticipates it will hold the ratification vote on the agreement and count ballots by August 20, 2009.

 In December 2008 the members of the Frontier Airline Pilots Association (“FAPA”) ratified an agreement effective through March 2012 in which they agreed to long-term wage concessions starting at 10% effective January 1, 2009.  FAPA represents more than 600 pilots at Frontier Airlines.

On November 6, 2008, the Association of Flight Attendants-CWA (“AFA-CWA”) filed a petition with the National Mediation Board to hold a representational election on behalf of 98 Lynx Aviation flight attendants. In order to file for the election, the AFA-CWA had to collect the required signature cards from 35% of Lynx Aviation flight attendants.  In order to successfully unionize, more than 50% of Lynx Aviation flight attendants had to vote to join the AFA-CWA.  In January 2009, Lynx Aviation flight attendants voted to be represented by the AFA-CWA.  Lynx Aviation is currently in the process of negotiating a labor agreement with the flight attendants.

In July, 2009, the United Transportation Union (“UTU”) filed a petition with the National Mediation Board to hold a representational election on behalf of 120 Lynx Aviation pilots.  In order to file for the election, the UTU had to collect the required signature cards from 35% of Lynx Aviation pilots.  In order to successfully unionize, more than 50% of Lynx Aviation pilots will have to vote to join the UTU.  Voting is scheduled to close on September 3, 2009.

Commercial Commitments and Off-Balance Sheet Arrangements

Letters of Credit and Cash Deposits

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit, bond or cash security deposits.  We also provide letters of credit for our workers’ compensation insurance.  As of June 30, 2009, we had outstanding letters of credit, bonds and cash security deposits totaling $20.5 million, $0.8 million and $27.1 million, respectively.

We have an agreement with a financial institution under which we can issue letters of credit of up to an agreed upon percentage of spare parts inventories less amounts borrowed under the credit facility.  As of June 30, 2009, we had letters of credit issued of $12.1 million and cash draws of $3.0 million under this agreement.  The revolving credit facility was repaid on July 21, 2009 and letters of credit were decreased to $6.1 million.  In May 2009 we filed a motion to approve an amendment to this agreement for an extension on two letters of credit in the amounts of $4.5 million and $1.5 million to September 30, 2009 and June 7, 2010, respectively.  As a result of the Chapter 11 filing, we cannot borrow additional amounts under this facility.

In July 2005 we entered into an agreement (subsequently amended) with another financial institution for a $12.6 million revolving line of credit that permits us to issue letters of credit.  As of June 30, 2009, we have utilized $5.6 million under this agreement for standby letters of credit that provide credit support for certain facility leases.  We also entered into a separate agreement with this financial institution under which we have a letter of credit fully cash collateralized of $2.8 million.  In June 2008, we entered into a stipulation with the financial institution, which was approved by the Bankruptcy Court, and which resulted in the financial institution releasing its liens on our working capital in exchange for cash collateral.  This stipulation also provided for the issuance of new letters of credit going forward.  We fully cash collateralized the letters of credit outstanding and agreed to cash collateralize any additional letters of credit to be issued. The total $8.9 million in cash collateral as of June 30, 2009 was classified as restricted cash and investments on our consolidated balance sheet.  In July 2009, we increased letters of credit by $6.0 million for a total of $11.6 million, which increased the amount of required cash collateralization by $6.2 million, or a total of $15.2 million.

We have a contract with a bankcard processor that requires a holdback of bankcard funds equal to 100% of the air traffic liability including passenger related pass-through taxes and fees associated with the estimated amount of bankcard transactions.   As of June 30, 2009 that amount totaled $133.6 million.  In June 2008, we reached a revised agreement with this bankcard processor that requires adjustments to the reserve account based on current and projected air traffic liability associated with these estimated bankcard transactions.  Any further holdback had been temporarily suspended pursuant to a court-approved stipulation until October 1, 2008.  Beginning October 1, 2008, the court-approved stipulation allows the bankcard processor to holdback a certain percentage of bankcard receipts in order to reach full collateralization.  We reached full collateralization in July 2009.  In addition, a second credit card company began a holdback during the fiscal year ended March 31, 2008 which totaled $20.4 million at June 30, 2009.  We reached full collateralization with the second credit card company during in our fiscal year ended March 31, 2008.  As of August 17, 2009, the amount of holdback with these companies was increased to a combined $154.9 million.

We use the Airline Reporting Corporation (“ARC”) to provide reporting and settlement services for travel agency sales and other related transactions.  In order to maintain the minimum bond (or irrevocable letter of credit) coverage of $100,000, ARC requires participating carriers to meet, on a quarterly basis, certain financial tests such as working capital ratio and percentage of debt to debt plus equity.  After our Chapter 11 filing, we signed an addendum to this agreement under which we agreed to a standing reserve that will not exceed the average of one week’s cash sales processed by ARC.  As of June 30, 2009, the amount of holdback obtained by ARC classified as restricted cash and investments on our consolidated balance sheet was $0.4 million, which has been increased to $0.6 million as of August 17, 2009.

Hedging Transactions

Our fuel hedge contracts have comprised of swap, collar and call agreements.  Under a swap agreement, the cash settlements are calculated based on the difference between a fixed swap price and a price based on an agreed upon published spot price for the underlying commodity.  If the index price is higher than the fixed price, we receive the difference between the fixed price and the spot price.  If the index price is lower, we pay the difference.  A collar agreement has a cap price and a floor price.  When the hedged product’s index price is above the cap, we receive the difference between the index and the cap.  When the hedged product’s index price is below the floor we pay the difference between the index and the floor. When the price is between the cap price and the floor, no payments are required.  Under a call agreement, we have the right to buy a certain quantity of fuel from the writer of the option, at a specified price (the strike price) up to a specified date (the expiration date).  These fuel hedges have been designated as trading instruments, as such realized and mark to market adjustments are included in aircraft fuel expense.  Our results of operations for the three months ended June 30, 2009 and 2008 include non-cash mark to market derivative gain of $1.5 million and losses of $15.6 million, respectively.  Cash settlements for fuel derivatives contracts for the three months ended June 30, 2008 were receipts of $23.2 million.

We entered into the following call agreements subsequent to June 30, 2009 for our fiscal second and third quarters of 2010:

Date	Product	Notional volume * (barrels per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
April 7, 2009	Gulf Coast Jet A	60,000	August 1, 2009 – December 31, 2009	$1.78/gallon	20%
April 27, 2009	Gulf Coast Jet A	30,000	August 1, 2009 – December 31, 2009	$1.67/gallon	10%
July 17, 2009	Gulf Coast Jet A	60,000	August 1, 2009 – October 30, 2009	$1.71/gallon	20%

*One barrel is equal to 42 gallons.

Fuel Consortia

We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of June 30, 2009, approximately $480.5 million principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate, as to which each of the signatory airlines has provided indirect guarantees of the debt. Our exposure is approximately $21.1 million principal amount of such bonds based on our most recent consortia participation. Our exposure could increase if the participation of other carriers decreases or if other carriers default.  The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2011 to 2033.  We can exit any of our fuel consortia agreements with limited penalties and certain advance notice requirements. We have not recorded a liability on our consolidated balance sheets related to these indirect guarantees.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, included in our annual report on Form 10-K for the year ended March 31, 2009 except as they relate to EITF 08-3, “Accounting by Lessees for Maintenance Deposits”.

In June 2008, the FASB issued EITF 08-3, "Accounting by Lessees for Maintenance Deposits", on the accounting for maintenance deposits under an arrangement accounted for as a lease.  EITF 08-3 applies to the lessee’s accounting for maintenance deposits payments paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities.   EITF 08-3 requires that lessees continually evaluate whether it is probable that an amount paid to the lessor will be returned to reimburse the costs of the maintenance activities incurred by the lessee. When an amount paid to the lessor is less than probable of being returned, it shall be recognized as additional expense. When the underlying maintenance is performed, the maintenance costs shall be expensed or capitalized in accordance with the lessee's maintenance accounting policy. EITF 08-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. Prior to the adoption of EITF 08-3, we recorded our non-refundable maintenance payments, or supplemental monthly payments under aircraft lease agreements, as an expense when paid.

We recognized the effect of the change as a change in accounting principle as of April 1, 2009, for all arrangements existing at this effective date, as an adjustment to the opening balance of retained earnings in the amount of $124.5 million.  The cumulative effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this EITF 08-3 and the amounts recognized in the statement of financial position at initial application of this EITF 08-3.  The Company will continue to evaluate whether it is probable that an amount paid will be returned to reimburse the costs of the maintenance activities incurred.  As the Company makes future payments, if they are less than probable of being returned, they will be recognized as additional expense at that time.

For income tax purposes, we expense these nonrefundable payments as paid.  As a result of this accounting change for book purposes we now deduct these payments in advance of the book expense, causing a deferred tax liability.  The tax consequence of this change in accounting is approximately $48 million, which was fully offset by a reduction in the valuation allowance for deferred tax assets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

As a result of the Chapter 11 filing, we are in default of substantially all of our debt and lease obligations incurred prior to April 10, 2008. We are also in payment default on our unsecured convertible notes, due to our failure to pay $6.9 million in interest due.

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

4.2
Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 – Air Transportation Stabilization Board. Two Warrants, dated as of February 14, 2003, substantially identical in all material respects to this Exhibit, have been entered into with each of the Supplemental Guarantors granting each Supplemental Guarantor a warrant to purchase 191,697 shares under the same terms and conditions described in this Exhibit.  Portions of this Exhibit have been excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received. (Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 26, 2003).

4.2(a)
Warrant Supplement to Frontier Airlines, Inc. Warrant to Purchase Common Stock, No. 1 – Air Transportation Stabilization Board.  Two Warrant Supplements dated March 17, 2006, substantially identical in all material respects to this Exhibit have been entered into with each of the Supplemental Guarantors.

4.3
Registration Rights Agreement dated as of February 14, 2003 by and between and Frontier Airlines, Inc. as the Issuer, and the Holders of Warrants to Purchase Common Stock.  Portions of this Exhibit have been omitted excluded from the publicly available document and an order granting confidential treatment of the excluded material has been received.  (Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 26, 2003).

Exhibit 10 – Material Contracts:

10.31
Second Amended and Restated Investment Agreement dated as of August 13, 2009 among Republic Airways Holdings Inc., Frontier Airlines Holdings, Inc., Frontier Airlines, Inc. and Lynx Aviation, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 13, 2009).

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

FRONTIER AIRLINES HOLDINGS, INC.

Date: August 19, 2009	By:	/s/ Edward Christie III
Edward Christie III
Chief Financial Officer

Date: August 19, 2009	By:	/s/ Heather R Iden
Heather R Iden
Vice President and Controller